Form 10-K/A
ROWE FURNITURE CORP
filed 1995-03-08
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
 [The Registrant is filing this Form 10-K/A in order to revise the number of shares of its common stock outstanding as of February 24, 1994 and the aggregate market value of the voting stock held by non-affiliates as of such date]

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended November 27, 1994

                        Commission File Number 1-10226

                          ROWE FURNITURE CORPORATION
            (Exact name of registrant as specified in its charter)
           Nevada                                   54-0458563
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification Number)

       239 Rowan Street
       Salem, Virginia                                  24153
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code: (703) 389-8671

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on which Registered
    -------------------              -----------------------------------------
Common Stock, $1.00 par value                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X]. NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1995 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $44,340,362.

     As of February 24, 1995, there were issued and outstanding 13,623,885 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENT                                  WHERE INCORPORATED
           --------                                  ------------------
Portions of Annual Report for the year
ended November 27, 1994                                Parts II and IV

Portions of the Annual Proxy Statement for the year
ended November 27, 1994                                Part III

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto thereinto duly authorized.

                                           ROWE FURNITURE CORPORATION


                                           By:   /s/ ARTHUR H. DUNKIN
                                               --------------------------------
March 6, 1995                                  A.H. Dunkin, Secretary-Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                           Date
- ---------                       -----                           ----


/s/ GERALD M. BIRNBACH       Chairman of the Board,
- ----------------------       President, Director and         March 6, 1995
G. M. Birnbach               Principal Executive Officer


/s/ RICHARD E. CHENEY        Director                        March 6, 1995
- ----------------------
R. E. Cheney


/s/ W. PATRICK DOLAN         Director                        March 6, 1995
- ----------------------
W. P. Dolan


/s/ ARTHUR H. DUNKIN         Secretary-Treasurer, Director
- ----------------------       and Principal Financial and      March 6, 1995
A. H. Dunkin                 Accounting Officer


/s/ HARVEY I. PTASHEK        Senior Vice President and
- ----------------------       Director                        March 6, 1995
H. I. Ptashek


/s/ CHARLES T. ROSEN         Director                        March 6, 1995
- ----------------------
C. T. Rosen



/s/ KEITH J. ROWE                Director                     March 6, 1995
- -------------------------------
K. J. Rowe

/s/ SIDNEY J. SILVER             Director                     March 6, 1995
- -------------------------------
S. J. Silver

/s/ GERALD O. WOODLIEF           Director                     March 6, 1995
- -------------------------------
G. O. Woodlief
