Form 10-Q
period 1995-02-26
ROWE FURNITURE CORP
filed 1995-04-11
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    February 26, 1995       Commission File Number  1-10226
                 -------------------------                         -------------


                          ROWE FURNITURE CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            NEVADA                                            54-0458563
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)



    239 Rowan Street, Salem, Virginia                              24153
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code        (703) 389-8671
                                                  ------------------------------


                                     None
- --------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X     No _____
                                                            -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                 Class                          Outstanding at February 26, 1995
- ---------------------------------------         --------------------------------
Common stock, par value $1.00 per share                 13,621,882 shares

                          ROWE FURNITURE CORPORATION

                                     INDEX


                                                                            Page
Part I. Financial Information

     Consolidated Balance Sheets - February 26, 1995 and
          November 27, 1994                                                   3
     Statements of Consolidated Income - Three Months
          Ended February 26, 1995 and February 27, 1994                       4
     Statements of Consolidated Cash Flows - Three Months
          Ended February 26, 1995 and February 27, 1994                       5
     Notes to Consolidated Financial Statements                               7
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Part II.  Other Information                                                  10

                       PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                       February 26,         November 27,
                                                                       -------------        -------------
                                                                          1995                   1994
                                                                       -------------        -------------
ASSETS                                                                  (Unaudited)            (Audited)
CURRENT ASSETS                                                                     ($ Thousands)
Cash and cash equivalents                                                  $  6,740              $    471
Marketable securities                                                            45                   179
Accounts receivable, net                                                     16,457                16,921
Inventories:
  Finished goods                                                              2,736                 2,472
  Work-in-process                                                             2,659                 2,502
  Raw materials                                                               6,122                 6,345
                                                                            -------                ------
Total inventories                                                            11,517                11,319
Deferred income tax asset                                                       100                   100
Prepaid expenses                                                                828                   793
                                                                            -------                ------
     Total current assets                                                    35,687                29,783

PROPERTY AND EQUIPMENT, net                                                  11,669                11,300

OTHER NONCURRENT ASSETS (Note 5)                                              5,662                 7,015
                                                                            -------                ------
                                                                           $ 53,018               $48,098
                                                                           ========               =======
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities                                $    445               $   445
Short term bank borrowings                                                    4,153                 2,736
Accounts payable and accrued liabilities                                      8,656                 9,986
Income taxes payable                                                            594                    11
                                                                           --------               -------

     Total current liabilities                                               13,848                13,178

LONG-TERM AND DEFERRED LIABILITIES                                            4,545                 2,581
                                                                           --------               -------
     Total liabilities                                                       18,393                15,759
                                                                           --------               -------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:

                           February 26,     November 27,
                          -------------    -------------
                               1995             1994
                          -------------    -------------
  Authorized shares         20,000,000       20,000,000
  Issued shares             14,315,551       14,304,177                      14,316                14,304
  Outstanding shares        13,621,882       13,925,934

CAPITAL IN EXCESS OF PAR VALUE                                                8,237                 8,238
RETAINED EARNINGS                                                            15,797                11,939
                                                                            -------               -------
                                                                             38,350                34,481
LESS TREASURY STOCK - 693,669 shares in 1995 and
378,243 shares in 1994, at cost                                              (3,725)               (2,142)
                                                                            -------               -------

    Total stockholders' equity                                               34,625                32,339
                                                                            -------               -------
                                                                           $ 53,018               $48,098
                                                                           ========               =======

             See notes to consolidated financial statements.                 -3-

ROWE FURNITURE CORPORATION AND WHOLLY OWNED SUBSIDIARIES
- --------------------------------------------------------

STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED FEBRUARY 26, 1995 AND February 27, 1994
UNAUDITED
- --------------------------------------------------------------------------------

                                                               1995        1994
                                                               ----        ----
                                                       ($ in thousands - except
                                                             per share amounts)
Net shipments                                               $28,747     $27,047

Cost of shipments                                            21,725      20,169
                                                            -------     -------

  Gross profit                                                7,022       6,878

Selling and administrative expenses                           5,528       4,525
                                                            -------     -------

Operating income                                              1,494       2,353

Interest expense                                                (90)        (50)

Other income, including gain on sale of
  investment property (Note 5)                                5,442         355
                                                            -------     -------

  Earnings before taxes                                       6,846       2,658

Taxes on income                                               2,711         979
                                                            -------     -------

Net earnings                                                $ 4,135     $ 1,679
                                                            =======     =======

Earnings per share                                            $0.30       $0.12
                                                              =====       =====

Weighted average shares outstanding                          13,682      14,455
                                                             ======      ======

Dividends declared and paid per share (Note 3)               $0.020      $0.013
                                                             ======      ======

            See notes to consolidated financial statements.                  -4-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 26,
1995 AND February 27, 1994
UNAUDITED
- --------------------------------------------------------------------------------

                                                                1995       1994
                                                                ----       ----
                                                                  ($ Thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
Cash flows from operating activities:
  Cash received from customers                               $29,164    $25,602
  Cash paid to suppliers and employees                       (28,348)   (26,879)
  Income taxes paid, net of refunds                               (4)      (298)
  Interest paid                                                  (90)       (50)
  Interest received                                               14         45
  Other receipts - net                                           154        310
                                                             -------    -------
Net cash and cash equivalents provided by (used in)
  operating activities                                           890     (1,270)
                                                             -------    -------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                 6,594          -
  Capital expenditures                                          (871)      (605)
  Sale of marketable securities                                  134        175
                                                             -------    -------
Net cash and cash equivalents provided by (used in)
  investing activities                                         5,857       (430)
                                                             -------    -------
Cash flows from financing activities:
  Net borrowings under line of credit                          1,417      2,658
  Proceeds from issuance of long term debt                         -        276
  Payments to reduce long-term debt                              (46)    (1,964)
  Proceeds from issuance of common stock                          11         30
  Dividends paid                                                (277)      (183)
  Purchase of treasury stock                                  (1,583)       (40)
                                                             -------    -------
Net cash and cash equivalents provided by (used in)
  financing activities                                          (478)       777
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents           6,269       (923)
Cash and cash equivalents at beginning of period                 471      1,803
                                                             -------    -------

Cash and cash equivalents at end of period                   $ 6,740    $   880
                                                             =======    =======

            See notes to consolidated financial statements.                  -5-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE THREE MONTHS ENDED FEBRUARY 26,
1995 AND February 27, 1994
UNAUDITED
- --------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided by (Used in) Operating Activities:

                                                                1995       1994
                                                                ----       ----
                                                                 ($ Thousands)
Net earnings                                                  $4,135     $1,679
                                                              ------     ------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                                  534        435
  Provision for deferred compensation                            128        133
  Payments made for deferred compensation                       (242)    (1,503)
  Provision for losses on accounts receivable                     47         60
  Loss (gain) on disposition of assets                        (5,275)         -
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                   417     (1,444)
    Decrease (increase) in inventories                          (198)       101
    Decrease (increase) in prepaid expenses                      (35)       355
    Decrease (increase) in cash surrender value of
      officer's life insurance                                   (25)       (29)
    Decrease (increase) in other assets                           27        254
    Increase (decrease) in accounts payable                     (332)    (1,552)
    Increase (decrease) in accrued expenses                     (998)      (440)
    Increase (decrease) in income taxes payable                  583        681
    Increase (decrease) in deferred income taxes               2,124          -
                                                             -------    -------
       Total adjustments                                      (3,245)    (2,949)
                                                             -------    -------
Net cash provided by (used in) operating activities          $   890    $(1,270)
                                                             =======    =======

               See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
- --------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 26, 1995 and the results of operations and cash flows for the three-months ended February 26, 1995 and February 27, 1994.

Note 2 - The results of operations for the three-months ended February 26, 1995 and February 27, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3 - All share and per share amounts have been restated to retroactively reflect the three-for-two stock split declared November 10, 1994.

Note 4 - The Company is in litigation with a former dealer who alleges breach of certain contractual duties and other violations which purportedly caused the dealer damages from $800,000 to $1,600,000. Management denies that it breached any obligations or duties to this dealer, and asserts that any losses the dealer suffered resulted from circumstances unrelated to the Company's action. Management is vigorously contesting this litigation, and has filed a counter-claim seeking recovery of amounts it believes are owed to it by the plaintiff. Management believes that it is unlikely that the outcome of this case will have a material impact on the financial condition of the Company.

Note 5 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. The Company intends to secure other rental income-producing property to permit a "tax-deferred" exchange with the proceeds realized from this transaction.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------
(UNAUDITED)
- ------------------------------------------------

Results of Operations:
- ---------------------

Three Months ended February 26, 1995 Compared to Three Months Ended February 27, 1994.

Net shipments during the first three months of 1995 increased by $1,700,000 or 6.3% to $28,747,000 from $27,047,000 in 1994. Management believes that shipments increased primarily from the addition of new dealers and increased purchases by existing customers. Furthermore, management believes that overall marketing of the Company's products benefited from enhanced product quality and customer service coupled with stable selling prices.

Gross profit during the first three months of 1995 increased by $144,000 or 2.1% to $7,022,000 from $6,878,000 in 1994. Gross profit as a percentage of net shipments during the first three months in 1995 decreased to 24.4% from 25.4% in 1994. Management believes that the percentage decrease was due primarily to costs associated with hiring and training expenses for new employees and an increase in health and medical expenses.

Selling and administrative expenses during the first three months of 1995 increased by $1,003,000 or 22.2% to $5,528,000 from $4,525,000 in 1994. Selling and administrative expenses as a percentage of net shipments during the first three months of 1995 increased to 19.2% from 16.7% in 1994. The aggregate increase in selling and administrative expenses was the result of increased advertising expense, wages and benefits, costs associated with opening additional company-owned Rowe ShowPlace locations and increases in selling commissions. Most other costs remained at or near prior year levels.

Net interest expense during the first three months of 1995 increased by $40,000 or 80% to $90,000 from $50,000 in 1994. The increase in net interest expense resulted from additional short-term borrowings at higher interest rates.

Other income during the first three months of 1995 increased by $5,087,000 to $5,442,000 from $355,000 in 1994. The increase in other income was due primarily to sale of investment property.

Net earnings during the first three months of 1995 increased by $2,456,000 or 146.3% to $4,135,000 from $1,679,000 in 1994. The increase in net earnings reflects the gain on the sale of investment property, offset by increases in cost of sales and selling and administrative expenses.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------
UNAUDITED) - CONTINUED
- ------------------------------------------------

Liquidity and Source of Capital:
- -------------------------------

The Company has historically financed its operations and capital requirements with internally generated funds and bank or other financing. The Company has controlled its capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management, labor productivity, and product distribution.

Net cash provided by operating activities was $890,000 during the first three months of 1995 versus $1,270,000 used in 1994. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $871,000 during the first three months of 1995 and $605,000 in 1994. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, new ShowPlace locations and certain additions of equipment and systems.

Net cash used in financing activities during the first three months of 1995 was $479,000 versus cash provided of $777,000 in 1994. In 1995, these activities related primarily to the purchase of company stock, partially offset by borrowings under a line of credit.

As of February 26, 1995, the Company had outstanding long-term debt of $818,000, consisting of industrial revenue bonds bearing interest at rates ranging from 5% to 7%.

The Company has unsecured short-term bank lines of credit totaling $11 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of February 26, 1995 was approximately $4.2 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1995.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

The Company is, from time to time, a party to litigation which arises in the normal course of its business. The Company is presently the defendant in a civil action titled Charles E. Sklar, el al. v. Rowe Furniture Corporation,
                    ------------------------------------------------------
filed in October 1992 and currently pending the United States District Court for the District of Minnesota. The plaintiff is a former dealer of the Company's products who alleges breach of certain contractual duties, fraud and misrepresentation by the Company in connection with both furniture and support services provided by the Company which purportedly caused the dealer damaged from $800,000 to $1,600,000. Management denies that it breached any obligations or duties to this dealer, and asserts that any losses the dealer suffered resulted from circumstances unrelated to the Company's actions. Management believes that the plaintiff's claims are without merit and the Company is vigorously contesting this litigation and has filed a counterclaim seeking recovery of amounts it believes are owed to it by the Plaintiff.

Item 2.  Changes in Securities.
- ------------------------------

None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

None

Item 5.  Other Information
- --------------------------

None


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

a.  Exhibits:  None

b. Reports on Form 8-K: Three reports on Form 8-K were filed. On December 15, 1994, an 8-K was filed to announced that Rowe Properties, Inc., a 100% owned subsidiary of Rowe Furniture Corporation entered into an agreement for the sale of its 175,000 sq. ft. warehouse located in Sylmar, California. On January 27, 1995, an 8-K was filed to announce the Board of Directors approval of the purchase of an additional 500,000 shares of Rowe Furniture Corporation common stock in open market transactions. On March 3, 1995, an 8-K was filed to announce that Rowe Properties, Inc., a 100% wholly owned subsidiary of Rowe Furniture Corporation closed on the sale of its 175,000 sq. ft. warehouse located in Sylmar, California.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            ROWE FURNITURE CORPORATION
                                            --------------------------
                                            Registrant

                                            /s/ Arthur H. Dunkin
Date: April 11, 1995                        --------------------------
                                            Arthur H. Dunkin
                                            Secretary-Treasurer