Form 10-Q
period 1995-05-28
ROWE FURNITURE CORP
filed 1995-07-13
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     May 28, 1995      Commission File Number   1-10226
                  ---------------------                        ------------


                          ROWE FURNITURE CORPORATION
- --------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)



                  NEVADA                                        54-0458563
- --------------------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                       Identification No.)



         239 Rowan Street, Salem, Virginia                              24153
- --------------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code        (703) 389-8671
                                                   ----------------------------


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

                                                     Yes   X     No
                                                         -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.




                 Class                            Outstanding at May 28, 1995
- ----------------------------------------          ---------------------------
Common stock, par value $1.00 per share                13,708,612 shares

                          ROWE FURNITURE CORPORATION

                                     INDEX


                                                                          Page
Part I. Financial Information

     Consolidated Balance Sheets - May 28, 1995 and
          November 27, 1994                                                 3
     Statements of Consolidated Earnings - Three Months and Six Months
          Ended May 28, 1995 and May 29, 1994                               4
     Statements of Consolidated Cash Flows - Six Months
          Ended May 28, 1995 and May 29, 1994                               5
     Notes to Consolidated Financial Statements                             7
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Part II.  Other Information                                                10

                       PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                        May 28,             November 27,
                                                      ------------        ----------------
                                                          1995                 1994
                                                      ------------        ----------------
ASSETS                                                 (Unaudited)            (Audited)
CURRENT ASSETS                                                    ($ Thousands)
Cash and cash equivalents                                $  8,179               $    471
Marketable securities                                          45                    179
Accounts receivable, net                                   18,018                 16,921
Inventories:
  Finished goods                                            2,354                  2,472
  Work-in-process                                           2,533                  2,502
  Raw materials                                             5,497                  6,345
                                                          -------                -------
Total inventories                                          10,384                 11,319
Deferred income tax asset                                     100                    100
Prepaid expenses                                              846                    793
                                                          -------                -------
     Total current assets                                  37,572                 29,783

PROPERTY AND EQUIPMENT, net                                11,919                 11,300

OTHER NONCURRENT ASSETS (Note 5)                            5,694                  7,015
                                                          -------                -------
                                                          $55,185                $48,098
                                                          =======                =======
LIABILITIES
CURRENT LIABILITIES:
Current maturities of long-term liabilities               $   445                $   445
Short term bank borrowings                                  4,525                  2,736
Accounts payable and accrued liabilities                   10,561                  9,986
Income taxes payable                                            -                     11
                                                          -------                -------
     Total current liabilities                             15,531                 13,178

LONG-TERM AND DEFERRED LIABILITIES                          4,600                  2,581
                                                          -------                -------
     Total liabilities                                     20,131                 15,759
                                                          -------                -------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share (Note 3):
                             May 28,    November 27,
                           ----------   ------------
                               1995         1994
                           ----------   ------------
Authorized shares          20,000,000    20,000,000
Issued shares              14,403,046    14,304,177        14,403                 14,304
Outstanding shares         13,708,612    13,925,934

CAPITAL IN EXCESS OF PAR VALUE                              8,246                  8,238
RETAINED EARNINGS                                          16,135                 11,939
                                                          -------                -------
                                                           38,784                 34,481
Less treasury stock - 694,434 shares in 1995 and
378,243 shares in 1994, at cost                            (3,730)                (2,142)
                                                          -------                -------
     Total stockholders' equity                            35,054                 32,339
                                                          -------                -------
                                                          $55,185                $48,098
                                                          =======                =======

      See notes to consolidated financial statements.                     -3-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND SIX MONTHS ENDED MAY 28, 1995 AND MAY 29, 1994
UNAUDITED
- --------------------------------------------------------------------------------

                                       Three Months Ended              Six Months Ended
                                     May 28,         May 29,         May 28,     May 29,
                                        1995            1994            1995        1994
                                     -------         -------         -------     -------
                                          ($ in thousands - except per share amounts)
Net shipments                        $30,353         $26,455         $59,100     $53,502

Cost of shipments                     22,861          19,718          44,586      39,887
                                     -------         -------         -------     -------
  Gross profit                         7,492           6,737          14,514      13,615

Selling and administrative expenses    6,268           4,954          11,796       9,479

Restructuring charge                     425               -             425           -
                                     -------         -------         -------     -------
  Operating income                       799           1,783           2,293       4,136

Interest expense                        (103)            (47)           (193)        (97)

Other income, including gain
  on sale of investment
  property (Note 5)                      241             394           5,683         749
                                     -------         -------         -------     -------
  Earnings before taxes                  937           2,130           7,783       4,788

Taxes on income                          328             784           3,039       1,763
                                     -------         -------         -------     -------

Net earnings                         $   609         $ 1,346         $ 4,744     $ 3,025
                                     =======         =======         =======     =======
Earnings per share                   $  0.05         $  0.09         $  0.35     $  0.21
                                     =======         =======         =======     =======
Weighted average shares
 outstanding                          13,666          14,700          13,674      14,575

Dividends declared and paid
  per share (Note 3)
     Quarter Ended                                1995                  1994
                                                  ----                  ----
     First Quarter                               $0.02                $0.013
     Second Quarter                               0.02                 0.013
                                                  ----                 -----
     Total for the Six Months
     Ended May 28, 1995
     and May 29, 1994                            $0.04                $0.026
                                                 =====                ======


   See accompanying notes to consolidated financial statements.            -4-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE SIX MONTHS ENDED MAY 28, 1995 AND MAY 29, 1994
UNAUDITED
- --------------------------------------------------------------------------------

                                                                        1995        1994
                                                                        ----        ----
                                                                         ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                                       $57,902     $54,139
  Cash paid to suppliers and employees                               (54,197)    (52,325)
  Income taxes paid, net of refunds                                     (925)     (2,040)
  Interest paid                                                         (193)        (96)
  Interest received                                                       76          93
  Other receipts - net                                                   332         656
                                                                     -------     -------
Net cash and cash equivalents provided by
  operating activities                                                 2,995         427
                                                                     -------     -------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                         6,594           -
  Capital expenditures                                                (1,683)     (3,525)
  Sale of marketable securities                                          134         176
                                                                     -------     -------
Net cash provided by (used in) investing activities                    5,045      (3,349)
                                                                     -------     -------
Cash flows from financing activities:
  Net borrowings under line of credit                                  1,789         875
  Proceeds from issuance of long term debt                                 -         200
  Payments to reduce long-term debt                                      (92)     (2,011)
  Proceeds from issuance of common stock                                 107       3,558
  Dividends paid                                                        (548)       (371)
  Purchase of treasury stock                                          (1,588)        (63)
                                                                     -------     -------
Net cash provided by (used in) financing activities                     (332)      2,188
                                                                     -------     -------
Net increase (decrease) in cash and cash equivalents                   7,708        (734)
Cash and cash equivalents at beginning of period                         471       1,803
                                                                     -------     -------
Cash and cash equivalents at end of period                           $ 8,179     $ 1,069
                                                                     =======     =======

          See notes to consolidated financial statements.                -5-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE SIX MONTHS ENDED MAY 28, 1995 AND MAY 29, 1994
UNAUDITED
- --------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Used in Operating Activities:

                                                                         1995       1994
                                                                         ----       ----
                                                                          ($ Thousands)
Net earnings                                                           $4,744     $3,024
                                                                       ------     ------
Adjustment to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                                         1,125        921
  Provision for deferred compensation                                     273        236
  Payments made for deferred compensation                                (285)    (1,533)
  Provision for losses on accounts receivable                             100        102
  Loss (gain) on disposition of assets                                 (5,275)         -
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                         (1,197)       634
    Decrease (increase) in inventories                                    935       (461)
    Decrease (increase) in prepaid expenses                               (53)       208
    Decrease (increase) in cash value of
      life insurance                                                      (65)       (61)
    Decrease (increase) in other assets                                     6        296
    Increase (decrease) in accounts payable                              (278)    (2,271)
    Increase (decrease) in accrued expenses                               852       (390)
    Increase (decrease) in income taxes payable                           (11)      (278)
    Increase (decrease) in deferred income taxes                        2,124          -
                                                                      -------    -------
       Total adjustments                                               (1,749)    (2,597)
                                                                      -------    -------
Net cash provided by operating activities                             $ 2,995    $   427
                                                                      =======    =======

             See notes to consolidated financial statements.              -6-

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
- --------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 28, 1995 and the results of operations and cash flows for the six-months ended May 28, 1995 and May 29, 1994.

Note 2 - The results of operations for the six-months ended May 28, 1995 and May 29, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3 - All share and per share amounts have been restated to retroactively reflect the three-for-two stock split declared November 10, 1994.

Note 4 - In June, 1995, the company settled litigation with a former dealer. The settlement will not have a material impact on the financial condition or operating results of the Company.

Note 5 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June 1995, the Company secured other rental income-producing property to permit a "tax-deferred" exchange with the proceeds realized from this transaction.

Note 6 - The Company has accrued restructuring costs in May 1995 of approximately $400,000 or $265,000, after tax. These costs consist primarily of termination benefits from a corporate reorganization of the manufacturing process.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------
(UNAUDITED)
- ------------------------------------------------
Results of Operations:
- ---------------------

Six Months ended May 28, 1995 Compared to Six Months Ended May 29, 1994.

Net shipments during the first six months of 1995 increased by $5,598,000 or 10.5% to $59,100,000 from $53,502,000 in 1994. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers and additional sales from four new company-owned Rowe ShowPlace locations. Furthermore, management believes that overall marketing of the Company's products benefited from the enhanced product quality and customer service coupled with stable selling prices.

Gross profit during the first six months of 1995 increased by $899,000 or 6.6% to $14,514,000 from $13,615,000 in 1994. Gross profit as a percentage of net shipments during the first six months in 1995 decreased to 24.6% from 25.4% in 1994. Management believes that the percentage decrease was due primarily to costs associated with hiring and training expenses for new employees, additional overtime requirement and an increase in health and medical costs.

Selling and administrative expenses during the first six months of 1995 increased by $2,317,000 or 24.4% to $11,796,000 from $9,479,000 in 1994. Selling and administrative expenses as a percentage of net shipments during the first six months of 1995 increased to 20.0% from 17.7% in 1994. The aggregate dollar increase in selling and administrative expenses was the result of increased advertising expense, wages and benefits, operating expenses of additional company-owned Rowe ShowPlace locations and increases in selling commissions. Most other costs remained at or near prior year levels.

Net interest expense during the first six months of 1995 increased by $96,000 or 99.0% to $193,000 from $97,000 in 1994. The increase in net interest expense resulted from additional short-term borrowings and higher interest rates.

Restructuring costs during the first six months of 1995 consisted primarily of accrued termination benefits from a corporate reoganization of the manufacturing process.

Other income during the first six months of 1995 increased by $4,934,000 to $5,683,000 from $749,000 in 1994. The increase in other income was due primarily to the sale of investment property.

Net earnings during the first six months of 1995 increased by $1,719,000 or 56.8% to $4,744,000 from $3,025,000 in 1994. The increase in net earnings reflects the gain on sale of investment property, offset by the restructuring costs.

Operating income before the restructuring charge was $2,718,000 versus $4,136,000 in the prior year. The decrease related primarily to increased cost of sales, selling and administrative expenses and interest, partially offset by increased sales volume.

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

Net cash provided by operating activities was $2,995,000 during the first six months of 1995 versus $427,000 in 1994. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $1,683,000 during the first six months of 1995 and $3,525,000 in 1994. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, new ShowPlace locations and certain additions of equipment and systems.

Financing activities utilized net cash during the first six months of 1995 of $333,000 and provided $2,188,000 in 1994. These activities primarily involved borrowings under a line of credit, payments of dividends and the repurchase of Company common stock.

As of May 28, 1995, the Company had outstanding long-term debt of $772,000, consisting primarily of industrial revenue bonds bearing interest at rates ranging from 3.5% to 6.0%.

The Company has unsecured short-term bank lines of credit totaling $11 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of May 28, 1995 was approximately $4,525,000.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1995.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
- --------------------------
None

Item 2.  Changes in Securities.
- ------------------------------
None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------
None

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------
None

Item 5.  Other Information
- --------------------------
None

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
a.  Exhibits:  Exhibit 27 - Financial Data Schedules for the first and second quarters of 1995.

b.  Reports on Form 8-K:  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              ROWE FURNITURE CORPORATION
                                              Registrant


Date: July 13, 1995                           /s/ Arthur H. Dunkin
      --------------                          --------------------------
                                              Arthur H. Dunkin
                                              Secretary-Treasurer