Form 10-Q
period 1995-08-27
ROWE FURNITURE CORP
filed 1995-10-05
CIK 85417

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   August 27, 1995           Commission File Number   1-10226
                  -------------------------                          -----------


                           ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                NEVADA                                   54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)




 239 Rowan Street - Salem, Virginia                         24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:      703-389-8671
--------------------------------------------------------------------------------

                                     None
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        YES   X      No
                                                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


               Class                             Outstanding at August 27, 1995
---------------------------------------          ------------------------------
Common stock, par value $1.00 per share                 13,537,795 shares

                           ROWE FURNITURE CORPORATION

                                     INDEX


Part I.  Financial Information                                     Page
                                                                   ----

     Consolidated Balance Sheets - August 27, 1995 and
          November 27, 1994                                         3
     Consolidated Statement of Income - Three Months and Nine
          Months ended August 27, 1995 and August 28, 1994          4
     Consolidated Statement of Cash Flows - Nine Months
          Ended August 27, 1995 and August 28, 1994                 5
     Notes to Consolidated Financial Statements                     7
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                 8

Part II.  Other Information                                        10

                        PART I -- FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                    August 27            November 27,
                                                                    ---------            ------------
                                                                         1995                    1994
                                                                      -------                 -------
                                                                  (Unaudited)               (Audited)
                                                                              ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             $ 1,412                 $   471
Marketable securities                                                      42                     179
Accounts receivable, net                                               18,572                  16,921
Inventories:
  Finished goods                                                        2,549                   2,472
  Work-in-process                                                       2,635                   2,502
  Raw materials                                                         6,630                   6,345
                                                                      -------                 -------
Total inventories                                                      11,814                  11,319
Deferred income tax asset                                                 100                     100
Prepaid expenses                                                          552                     793
                                                                      -------                 -------
      Total current assets                                             32,492                  29,783

PROPERTY AND EQUIPMENT, net                                            12,207                  11,300

OTHER NONCURRENT ASSETS (Note 5)                                       12,384                   7,015
                                                                      -------                 -------

                                                                      $57,083                 $48,098
                                                                      =======                 =======
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities                           $   485                 $   445
Short term bank borrowings                                              4,851                   2,736
Accounts payable and accrued liabilities                               11,894                   9,986
Income taxes payable                                                      333                      11
                                                                      -------                 -------

      Total current liabilities                                        17,563                  13,178

LONG-TERM AND DEFERRED LIABILITIES                                      4,520                   2,581
                                                                      -------                 -------

      Total liabilities                                                22,083                  15,759
                                                                      -------                 -------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share (Note 3):
                                  August 27   November 27
                                    1995         1994
                                 ========================

Authorized shares                20,000,000   20,000,000
Issued shares                    14,408,208   14,304,177               14,408                  14,304
Outstanding shares               13,537,795   13,925,934

CAPITAL IN EXCESS OF PAR VALUE                                          8,247                   8,238
RETAINED EARNINGS                                                      16,878                  11,939
                                                                      -------                 -------
                                                                       39,533                  34,481
Less treasury stock 870,413 shares in 1995 and
378,243 shares in 1994, at cost                                        (4,533)                 (2,142)
                                                                      -------                 -------

      Total stockholders' equity                                       35,000                  32,339
                                                                      -------                 -------
                                                                      $57,083                 $48,098
                                                                      =======                 =======


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED AUGUST 27, 1995 AND AUGUST 28, 1994 UNAUDITED
--------------------------------------------------------------------------------

                                       Three Months Ended                    Nine Months Ended
                                  Aug. 27,            Aug. 28,          Aug. 27,          Aug. 28,
                                      1995                1994              1995              1994
                                  --------            --------          --------          --------
                                            ($ in thousands - except per share amounts)
Net shipments                      $29,533             $27,001           $88,633           $80,503

Cost of shipments                   22,299              20,039            66,885            59,926
                                   -------             -------           -------           -------

  Gross profit                       7,234               6,962            21,748            20,577

Selling and administrative
  expenses                           5,857               4,759            17,653            14,238

Restructuring charge                     -                   -               425                 -
                                   -------             -------           -------           -------

  Operating income                   1,377               2,203             3,670             6,339

Interest expense                      (107)                (41)             (300)             (138)

Other income, including gain
  on sale of investment
  property (Note 5)                    280                 337             5,963             1,086
                                   -------             -------           -------           -------

  Earnings before taxes              1,550               2,499             9,333             7,287

Taxes on income                        536                 922             3,575             2,685
                                   -------             -------           -------           -------

Net earnings                       $ 1,014             $ 1,577           $ 5,758           $ 4,602
                                   =======             =======           =======           =======

Earnings per share                 $  0.07             $  0.11           $  0.42           $  0.32
                                   =======             =======           =======           =======

Weighted average shares
   outstanding                      13,569              14,647            13,639            14,600

Dividends declared and paid
  per share (Note 3)

      Quarter Ended                                                       1995              1994
      -------------                                                      -------           -------
      First quarter                                                      $  0.02           $ 0.013
      Second quarter                                                        0.02             0.013
      Third quarter                                                         0.02             0.013
                                                                         -------           -------
      Total for the nine months
        ended August 27, 1995
        and August 28, 1994                                              $  0.06           $ 0.039
                                                                         =======           =======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 27, 1995 AND AUGUST 28, 1994
UNAUDITED
--------------------------------------------------------------------------------

                                                               1995              1994
                                                            -------           -------
                                                                  ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                              $86,835           $78,352
  Cash paid to suppliers and employees                      (81,428)          (76,343)
  Income taxes paid, net of refunds                          (1,150)           (2,718)
  Interest paid                                                (300)             (138)
  Interest received                                             149               135
  Other receipts - net                                          561               951
                                                            -------           -------
Net cash and cash equivalents provided by
  operating activities                                        4,667               239
                                                            -------           -------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                6,572               -
  Capital expenditures                                       (9,255)           (4,192)
  Sale of marketable securities                                 137               171
                                                            -------           -------
Net cash used in investing activities                        (2,546)           (4,021)
                                                            -------           -------

Cash flows from financing activities:
  Net borrowings under line of credit                         2,115             2,515
  Proceeds from issuance of long term debt                      200               200
  Payments to reduce long-term debt                            (398)           (2,317)
  Proceeds from issuance of common stock                        113             3,607
  Dividends paid                                               (819)             (562)
  Purchase of treasury stock                                 (2,391)           (1,063)
                                                            -------           -------
Net cash provided by (used in) financing activities          (1,180)            2,380
                                                            -------           -------

Net increase (decrease) in cash and cash equivalents            941            (1,402)
Cash and cash equivalents at beginning of period                471             1,803
Cash and cash equivalents at end of period                  $ 1,412           $   401
                                                            =======           =======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 27, 1995 AND AUGUST 28, 1994
UNAUDITED
--------------------------------------------------------------------------------
Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                 1995             1994
                                                              -------          -------
                                                                    ($ Thousands)
Net earnings                                                  $ 5,758          $ 4,602
                                                              -------          -------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                                 1,620            1,334
  Provision for deferred compensation                             400              414
  Payments made for deferred compensation                        (326)            (254)
  Provision for losses on accounts receivable                     147              150
  Loss (gain) on disposition of assets                         (5,253)               -
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable                 (1,798)          (2,152)
    Decrease (increase) in inventories                           (495)            (778)
    Decrease (increase) in prepaid expenses                       241             (136)
    Decrease (increase) in cash value of
      life insurance                                             (100)             (89)
    Decrease (increase) in other assets                           139              334
    Increase (decrease) in accounts payable                       729           (1,204)
    Increase (decrease) in accrued expenses                     1,180           (1,950)
    Increase (decrease) in income taxes payable                   322              (32)
    Increase (decrease) in deferred income taxes                2,103                -
                                                              -------          -------
      Total adjustments                                        (1,091)          (4,363)
                                                              -------          -------
Net cash provided by operating activities                     $ 4,667          $   239
                                                              =======          =======


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 27, 1995 and the results of operations and cash flows for the nine-months ended August 27, 1995 and August 28, 1994.

Note 2 - The results of operations for the nine-months ended August 27, 1995 and August 28, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 3 - All share and per share amounts have been restated to retroactively reflect the three-for two stock split declared November 10, 1994.

Note 4 - In June, 1995, the company settled litigation with a former dealer. The settlement did not have a material impact on the financial condition or operating results of the Company.

Note 5 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June 1995, the Company purchased other rental income-producing property to permit a "tax-deferred" exchange with the proceeds realized from this transaction.

Note 6 - The Company accrued restructuring costs in May 1995 of approximately $400,000 or $265,000, after tax. These costs consist primarily of termination benefits from a corporate reorganization of the manufacturing process.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine Months ended August 27, 1995 Compared to Nine Months ended August 28, 1994.

Net shipments during the first nine months of 1995 increased by $8,130,000 or 10.1% to $88,633,000 from $80,503,000 in 1994. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers, from new company-owned Rowe ShowPlace locations and favorable product mix.

Gross profit during the first nine months of 1995 increased by $1,171,000 or 5.7% to $21,748,000 from $20,577,000 in 1994. Gross profit as a percentage of net shipments during the first nine months of 1995 decreased to 24.5% from 25.6% in 1994. Management believes that the percentage decrease was due primarily to costs associated with hiring and training expenses and additional overtime requirements associated with expanding production capacity.

Selling and administrative expenses during the first nine months of 1995 increased by $3,415,000 or 24.0% to $17,653,000 from $14,238,000 in 1994.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 1995 increased to 19.9% from 17.7% in 1994. The aggregate dollar increase in selling and administrative expenses was the result of increased advertising expense, wages and benefits, operating expenses of additional company-owned Rowe ShowPlace locations and increases in selling commissions. Most other costs remained at or near prior year levels.

Net interest expense during the first nine months of 1995 increased by $162,000 or 117% to $300,000 from $138,000 in 1994. The increase in net interest expense resulted from additional short-term borrowings at higher interest rates.

Restructuring costs during the first nine months of 1995 consisted primarily of accrued termination benefits from a corporate reorganization of the manufacturing process.

Other income during the first nine months of 1995 increased by $4,877,000 to $5,963,000 from $1,086,000 in 1994. The increase in other income was due primarily to the sale of investment property.

Operating income before the restructuring charge was $4,095,000 versus $6,339,000 in the prior year. The decrease related primarily to increased cost of sales and higher selling and administrative expenses, partially offset by increased sales volume.

Net earnings during the first nine months of 1995 increased by $1,156,000 or 25.1% to $5,758,000 from $4,602,000 in 1994. The increase in net earnings reflects the gain on the sale of investment property, offset by the restructuring costs.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
(UNAUDITED) - CONTINUED
--------------------------------------------------------------------------------

Liquidity and Source of Capital:
-------------------------------

The Company has historically financed its operations and capital requirements with internally generated funds and bank or other financing. The Company has controlled its capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management, labor productivity and product distribution.

Net cash provided by operating activities was $4,667,000 during the first nine months of 1995 versus $239,000 in 1994. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital Expenditures were $9,255,000 during the first nine months of 1995 and $4,192,000 in 1994. These expenditures were incurred primarily in connection with the purchase of rental income-producing property as a part of a tax-free exchange, establishing new ShowPlace locations, and to a lesser extent, the purchase of production and computer equipment.

Net cash used in financing activities during the first nine months of 1995 was $1,180,000 versus $2,380,000 cash provided in 1994. In 1995, these activities related primarily to the purchase of company stock, partially offset by borrowings under a line of credit.

As of August 27, 1995, the Company had outstanding long-term debt of $626,000 primarily consisting of industrial revenue bonds bearing interest at rates ranging from 3.5% to 6.0%.

The Company has unsecured short-term bank lines of credit totaling $11 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of August 27, 1995 was approximately $5.0 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1995.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None

Item 2.  Changes in Securities.
------------------------------

None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

None

Item 4   Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None

Item 5  Other Information.
-------------------------

None

Item 6  Exhibits and Reports on Form 8-K.
----------------------------------------

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the third quarter of
1995.

b. Reports on Form 8-K: One report on Form 8-K was filed on June 15, 1995 to announce the completion of the 750,000 share stock buy-back program (adjusted for a three-for-two stock split) which was approved by the Board of Directors on July 29, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ROWE FURNITURE CORPORATION
                                          --------------------------
                                          Registrant



Date:                                     /s/ Arthur H. Dunkin
       -------------------                -----------------------------
                                          Arthur H. Dunkin
                                          Secretary-Treasurer