Form 10-K
period 1995-12-03
ROWE FURNITURE CORP
filed 1996-03-01
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 3, 1995

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

      Registrant's telephone number, including area code: (540) 389-8671

          Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class               Name of Each Exchange on which Registered
    -------------------               -----------------------------------------
Common Stock, $1.00 par value                   New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 20-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 9, 1996 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $35,103,338.

     As of February 9, 1996, there were issued and outstanding 13,421,079 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  DOCUMENT                                                    WHERE INCORPORATED
  --------                                                    ------------------

Portions of Annual Report for the year ended December 3, 1995   Parts II and IV
Portions of the Annual Proxy Statement for the year ended
December 3, 1995                                                Part III

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

The Company is a designer and manufacturer of upholstered furniture consisting of sofas, sleeper sofas, loveseats, chairs and motion furniture. The Company's products are sold primarily in the middle to upper-middle price range, with sofas customarily retailing at $599 to $1,099.

The Company sells its products nationwide through an exclusive sales force of commissioned employees to over 1,000 national, regional and local retailers consisting of furniture chains, independent furniture retailers, warehouse showrooms, and 102 Rowe ShowPlace locations. Eight of the Rowe ShowPlace locations are operated by the Company. A Rowe ShowPlace is either a dedicated gallery area within a retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis. The Company's manufacturing facilities consist of four plants, two in Missouri and two in Virginia. In addition to manufacturing its own line of furniture, the Company manufactures furniture frames and kiln-dries hardwood and pine lumber for outside customers.

The Company was founded as a furniture manufacturer in June 1946, and its original manufacturing facilities are located at Salem, Virginia. In 1968, the Company expanded its operations to the Midwest with the addition of its first facility in Missouri.

The Company is incorporated under the laws of Nevada. Its principal administrative offices are located at 239 Rowan Street, Salem, Virginia 24153, and its telephone number is (540) 389-8671. Unless the context indicates otherwise, references herein to the "Company" include Rowe Furniture Corporation, its predecessors, and its subsidiaries.

Effective with the start of fiscal 1996, the Company merged its four manufacturing subsidiaries (Rowe Furniture Corporation-Virginia, Rowe Furniture Corporation-Missouri, Salem Frame Company, Inc. and Himmelberger-Harrison Company, Inc.) into a wholly owned subsidiary, Rowe Manufacturing, Inc. This reorganization was effected to simplify the organizational structure and improve internal reporting for the manufacturing process.

Management believes that recent consolidation in the retail furniture industry has increased the importance of maintaining strong relationships with customers and responding effectively to their demands. The Company's objective is to provide enhanced service and value to its customers through quick delivery of high quality furniture at competitive prices. A lifetime warranty applicable to all the Company's products covering frames, springs, cushions and mechanisms reflects its commitment to high quality. In recent years, the Company took a number of steps to reduce costs and improve quality while generally maintaining constant price levels. These steps included: (i) implementing an innovative employee involvement and compensation program, (ii) using more efficient manufacturing techniques, (iii) accelerating deliveries, and (iv) expanding the Company's computerized management information system.

In addition, the Company has enhanced its marketing efforts to existing retailers, while identifying and adding new retailers in existing markets and in regions where its products are not widely distributed. When adding retailers, the Company targets what management believes to be financially sound retailers committed to progressive marketing techniques. The Company also has implemented plans to increase foreign sales and to add new Rowe ShowPlace locations.

STRATEGY

Management believes that recent consolidation in the retail furniture industry has increased the importance of maintaining strong relationships with customers and responding effectively to their demands. The Company's objective is to provide enhanced service and value to its customers through quick delivery of high quality furniture at competitive prices. The key elements of the Company's strategy to achieve this objective include:

Product Quality and Value.  The Company is committed to providing high quality,
-------------------------
value oriented furniture products at competitive prices. Management believes the Company adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime warranty applicable to all the Company's productions covering the frames, springs, cushions, and mechanisms reflects the Company's commitment to high quality. The Company has been successful in providing this quality while generally holding prices constant in recent years.

Employee Involvement and Compensation.  A critical component of the Company's
-------------------------------------
strategy has been the implementation of what management believes to be an innovative employee involvement program. The furniture industry has traditionally compensated manufacturing employees on a piecework basis. Management believes that piecework compensation, which rewards employees based upon the number of units produced by the individual employee or production line, emphasizes quantity. A focus on quantity is often at the expense of quality, and does not provide incentive for employees to produce high quality products and to generate ideas that will contribute to facility-wide efficiency improvements. In contrast, the Company encourages all employees to participate in decision-making, and compensates employees based on hourly rates plus monthly bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this approach provides incentives for employees to contribute to facility-wide efficiency, quality improvements and cost reductions, and that it has also reduced supervisory expense. Since implementation of the program in 1989, the Company has experienced a significant increase in employee suggestions leading to quality improvements and cost reductions. Management believes that the employee involvement and compensation program has contributed significantly to improvements in operating efficiencies, labor productivity, employee morale, product quality and customer service.

Dedication to Customer Service.  The Company is dedicated to providing a high
------------------------------
level of service to all its customers. The Company maintains close contact and communicates frequently with its customers in order to better identify, understand and meet their needs. Management believes the utilization of Company-employed sales persons enables it to better communicate with its customers than the utilization of nonexclusive sales representatives, a frequent industry practice.

Management believes that important aspects of the Company's service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allow the Company to monitor the status of orders and track inventory and sales activity. The Company is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the Company has introduced point-of-sale computer systems into Rowe ShowPlace and other dealer locations that allow retailers to display for consumer's full-color pictures of various combinations of furniture styles and fabric patterns and to enter consumer's orders directly with the Company. The Company has established regional repair service centers to that it can respond quickly to consumers' needs.

Another special emphasis of the Company's customer service is the prompt delivery of its products, a significant portion of which is manufactured and shipped within 30 days of receipt of an order. The Company's order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

Manufacturing Efficiencies.  Management has taken a number of steps to improve
--------------------------
the Company's manufacturing efficiencies, including the implementation of the computerized systems in its manufacturing facilities to manage more effectively its inventories, purchasing, labor and manufacturing processes; the development of its employee involvement program; and the establishment of new internal systems to control overhead and material usage. In addition, the Company has added modern equipment, such as computerized routers utilized in its milling operations and new computerized cover cutting machines that enhance efficiencies. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the Company will maintain a competitive advantage in marketing its products.

Expanding Retail Distribution.  Despite the recent consolidation in the retail
-----------------------------
furniture industry, management believes there are ample opportunities to expand the Company's retail distribution network. The Company strives to maintain strong relationships with, and increase sales to, its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products currently are not widely distributed, such as the Southwest and the West. When adding retailers, the Company targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a significant portion of the Company's product line. The Company also intends to increase the number of Rowe ShowPlace locations in selected markets. In addition, the Company has implemented plans to increase foreign sales, and has affiliated with nonexclusive commissioned sales representatives in Canada, Mexico, Scandinavia, the Caribbean, the Middle East, Japan and other regions.

THE INDUSTRY

As reported by the American Furniture Manufacturers Association in December, 1995, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 1995

                                                         Year Ended December 31,
                                                         -----------------------
                                                        1992   1993   1994  1995
                                                        ----   ----   ----  ----
                                                              (in billions)
     Industry shipments                                $16.2  $17.2  $19.0 $19.5
     Upholstered furniture shipments                     5.8    6.2    6.9   7.2

The principal categories of furniture products include wood, upholstered and metal furniture products. Of these categories, wood is the largest representing approximately half of total industry sales, while upholstered furniture represents approximately one third and metal and other products account for the balance. Within each category, furniture manufacturers generally focus on particular price ranges and styles. Stationary upholstery includes sofas, sectional sofa pieces, loveseats, and stationary chairs. Motion upholstery includes swivel chairs, rockers, reclining chairs, and other adjustable furniture.

The furniture industry historically has been cyclical, fluctuating with the general economy. Management believes that the industry is significantly influenced by consumer behavior and confidence, personal disposable income, demographics, housing activity, interest rates, and credit availability. The upholstered segment of the furniture industry generally has followed the same trends as the rest of the furniture industry. There can be no assurance that an economic downturn would not have a material adverse effect on the Company.

PRODUCT LINES

The Company's products encompass a full line of upholstered furniture. The Company's stationary furniture consists of sofas, sleeper sofas, loveseats, and chairs, and its motion furniture includes reclining sofas and loveseats and reclining, swivel, and tilt-back chairs. The Company's products are available in approximately 500 different fabrics. Styles offered include traditional, contemporary, and country. The Company also markets under the Rowe name a limited line of leather furniture purchased from another manufacturer. In addition, the Company-owned Rowe ShowPlace locations offer complementary accessory items such as lamps, rugs, and tables from other manufacturers.

The Company's product strategy is to provide a wide choice of furniture styles and fabrics while providing high quality at competitive prices. The Company continually reviews and evaluates its designs, and annually adds and discontinues designs as it deems appropriate. The Company identifies trends in styles, colors, and patterns through independent research, contacts with the Company's customers and the occasional use of independent designers. Management also solicits opinions from its customers, and manufacturing and marketing employees prior to final design selection.

MARKETING AND SALES

The Company has developed a broad and diverse national customer base. The Company sells its products through commissioned sales personnel who are employees of the Company dedicated to marketing the Company's products exclusively. Management believes that this gives the Company a competitive advantage over many of its competitors which sell their products through independent sales representatives who represent more than one manufacturer. The Company's products are sold to over 1,000 national, regional, and local furniture retailers, including Levitz (including Homemakers), Leath, Jordan's Furniture, Star Furniture and Sears Homelife. During 1995, Levitz accounted for approximately 16% of the Company's 1995 shipments, and its ten largest customers (including Levitz) accounted for approximately 32% of 1995 shipments. Other than Levitz, no customer accounted for more than 3% of the 1995 shipments.
While the loss of Levitz or other large customers could have a material adverse effect on its business, management believes that dependence on any one customer will diminish as the Company diversifies its customer base and the markets served.

While the Company sells its products throughout the United Sales, management believes that there are opportunities for greater penetration in the regions where the Company's products are not currently widely distributed. The Company has targeted key retailers in these markets as opportunities for further growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The Company displays its product lines and introduces new products in April and October of each year at an eight day furniture market held in High Point, North Carolina. The Company maintains a 28,000 square foot showroom at the High Point market. In addition, the Company has developed plans to increase sales in foreign markets. It has affiliated with independent sales representatives in Canada, Mexico, Scandinavia, the Caribbean, the Middle East, and other regions and it plans to increase its international marketing efforts. Approximately 3% of 1995 sales were to foreign markets.

ROWE SHOWPLACE PROGRAM

A Rowe ShowPlace is either a dedicated gallery area within an independent retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis together with other manufacturers' complementary furniture accessories. The Company has implemented the Rowe ShowPlace program featuring the Company's furniture in order to increase its market penetration and name recognition among customers. There are currently 102 Rowe ShowPlace locations in operation, of which 88 are dedicated galleries located within stores operated by retailers that also sell other manufacturers' products, six are freestanding independently owned retail locations, and eight are freestanding Company-owned retail locations. In-store locations are situated on a separate, generally prominent part of the sales floor dedicated to displaying the Company's products and marketing materials. The Rowe ShowPlace program accounted for more than 20% of the Company's fiscal 1995 shipments.

A Rowe ShowPlace offers the retail customer a choice of a wide variety of contemporary and traditional upholstered furniture styles, as well as approximately 500 different fabrics. By choosing various combinations of style and fabric, the consumer is able to customize his or her selection.

Many Rowe ShowPlace locations, including all freestanding locations, have a point of sale computer system that displays any fabric on any style, allowing the consumer to combine fabrics and styles and have an immediate picture of the finished product before making a selection. The computer system also is used to enter consumers' orders directly with the Company.

The Company's emphasis will continue to be on opening additional Rowe ShowPlace galleries in retail furniture stores and freestanding Company-owned Rowe ShowPlace stores. The Company opened its eighth Company-owned freestanding location in 1995 and anticipates opening additional locations during fiscal 1996. The expansion of Company-owned ShowPlace stores is supported by the recent addition of personnel with furniture retailing experience. The Company is expanding the program of national advertising intended to increase recognition of the Rowe name and to complement the development of the Rowe ShowPlace program. Certain freestanding locations not operated by the Company have not been successful and have been closed. In 1995, one company-owned, freestanding location was closed concurrent with the conclusion of the lease for this property. The freestanding Rowe ShowPlace locations are subject to all of the risks generally associated with operating a retail establishment, including suitable site selection, competition for retail customers, and the need for qualified management personnel. In addition, because the Rowe ShowPlace program accounted for more than 20% of fiscal 1995 shipments, a material reduction in sales at such stores may have an adverse effect on the Company's results.

MANUFACTURING AND DISTRIBUTION

The Company's manufacturing operations are conducted in four facilities, two in Virginia and two in Missouri, comprising an aggregate of approximately one million square feet. In addition to manufacturing its own lines of furniture, the Company manufacturers furniture frames and kiln dries hardwood and pine lumber for outside customers.

Manufacturing Process.  The Company utilizes a vertically integrated
---------------------
manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric cutting and sewing, upholstery, foam cutting and filling, and final assembly of the upholstered product. The Company manufacturers and assembles all of the frames used in its upholstered furniture. All mechanical parts contained in motion furniture are purchased and assembled by the Company. The Company utilizes computer-aided design patterns and specialized machines in the fabric cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. Upholstered furniture is assembled in manufacturing cells consisting of teams of people including sewers, frame builders and upholsterers. The completed pieces are then inspected and packed for shipping.

Employee Involvement and Compensation.  A key aspect of the Company's
-------------------------------------
manufacturing process is its employee involvement and compensation program.
This program involves all of the Company's workers in the improvement of the manufacturing process by providing incentives to increase productivity, to reduce costs, and to improve quality. The Company encourages all employees to participate in decision-making, and compensates employees based on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. The Company believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. Since implementation of the program, the Company has experiences a significant increase in employee suggestions leading to such improvements and reductions. On a facility-wide basis, 1995 incentive bonuses ranged up to approximately 20% of employees' hourly compensation. Salaried employees also participate in this program, however, their bonuses cannot exceed the highest amount paid to an hourly employee.

Computer Systems.  The Company makes extensive use of a computerized management
----------------
information system (MIS) in the manufacturing process. The MIS, which includes software developed by the Company, helps the Company manage order entry, purchasing, labor, inventories, receivables, and product shipping. Management believes that its MIS is advanced by furniture industry standards, however, the Company intends to continue to upgrade the system by developing and/or purchasing new software to handle new applications and additional demands of anticipated future growth.

Manufacturing Capacity.  While the Company primarily operates its manufacturing
----------------------
facilities on a one-shift, five or six day per week basis, second shifts are in operation at three facilities and plans are being made to possibly add a second
shift in the fourth facility during 1996.   Management believes that the Company
could increase production without substantial capital expenditures by expanding the number of manufacturing cells on both first and second shifts.

Backlog.  The Company generally manufactures its products in response to actual
-------
customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The Company's backlog of unshipped orders was approximately $15.0 million as of December 3, 1995 as compared to approximately $10.8 million as of November 27, 1994.

Distribution.  The Company contracts with a truck leasing company to provide
------------
dedicated carriage services of its products. Under the agreement, the Company's products are delivered in accordance with the Company's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Company's name. Management believes that the arrangement offers the Company favorable terms, allows it to meet its delivery deadlines, and improves the Company's name recognition. For West Coast shipments, the Company has what management believes to be a favorable arrangement for carriage of the Company's products with a third party motor carrier and is increasingly utilizing intermodal freight services. Approximately 95% of the Company's fiscal year 1995 upholstered shipments were delivered under these arrangements.

RAW MATERIALS

The raw materials used by the Company include fabrics, lumber, hardwood, plywood, polyurethane foam, metal components, mattresses and finishing
materials.   Other than lumber and fabric, all raw materials used by the Company are generally available on an "as needed" basis. The Company maintains what it believes to be an adequate supply of raw materials in inventory.

The Company currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, a single supplier. Management believes that its sources of supply of raw materials are adequate and that it forms strong relationships with its suppliers and negotiates favorable prices for its raw materials. However, management does not believe the Company is dependent upon a single supplier for any of its materials, as substitute suppliers are available.

To improve quality, maximize the opportunities to implement labor saving technology, hedge against the potential of rising wood costs and free up kiln capacity, the Company has increased the substitution of hardwood plywood for hardwood in certain aspects of the construction of its furniture frames. Because plywood construction is less labor-intensive, and in many respects more structurally sound than hardwood construction, this change has improved product quality while helping to reduce overall cost.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL CONSIDERATIONS

The Company's operations are required to meet federal, state and local regulatory standards in the areas of safety, health, and environmental pollution controls. Historically, these standards have not had a material adverse effect on the Company's operations. Management believes that the Company's plants are in compliance in all material respects with applicable federal, state and local laws and regulations concerned with safety, health, and environmental protection.

The furniture industry currently anticipates increased federal and state environmental and health and safety regulation, particularly regarding emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect the Company's wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of any new regulations on the Company's operations or the costs of compliance.

COMPETITION

The furniture industry is highly competitive and includes a large number of manufacturers. The market in which the Company competes includes a large number of manufacturers of upholstered furniture. Certain of the Company's competitors have greater financial resources than the Company. Management believes that the high quality, design, and competitive pricing of the Company's products, the Company's reputation among retailers, and the Company's commitment to customer service have enabled the Company to compete successfully in this market.

EMPLOYEES

As of December 3, 1995, the Company employed approximately 1,500 full-time employees, of which 136 are in management, supervisory, and sales positions. Approximately 105 employees at a single plant, 40 of whom are members of a labor union, are covered by a collective bargaining agreement. No other employees are covered by such an arrangement, and the Company considers its employee relations to be excellent.

TRADEMARKS

The Company has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe, First in Fashion", "Regency Manor" and "Rowe ShowMe Machine" trademarks with the United States Patent and Trademark Office. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value. In addition, the Company holds certain design and utility patents.

INSURANCE

The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains a self-insurance program for that portion of health care costs not covered by insurance.

ITEM 2.  PROPERTIES.

The following table sets forth certain information concerning the Company's manufacturing facilities:

                                                         Approximate
                                                             Size in
Location                    Description                  Square Feet
--------                    -----------                  -----------
Salem, Virginia             Administrative Office
                            and Manufacturing                335,000
Salem, Virginia             Manufacturing                    241,000
Poplar Bluff, Missouri      Manufacturing                    300,000
Morehouse, Missouri         Manufacturing                    135,612

In addition, the Company maintains executive offices and a subsidiary office in leased offices in Arlington and Tysons Corner, Virginia. The Company considers its equipment and its manufacturing and office facilities to be adequate and well-maintained.

In addition to its manufacturing and office facilities, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                                Approximate
                                Lease                               Size in
Location                        Expires        Description      Square Feet
--------                        -------        -----------      -----------
Christiansburg, Virginia        05-31-96       Industrial            79,000
Leesburg, Florida               06-30-96       Retail                15,000
Sylmar, California              03-31-04       Industrial           115,000
Jessup, Maryland                Various thru
                                12-31-04       Industrial           180,000

The investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1988 for utilization as Company manufacturing facilities. The retail property located in Leesburg, Florida was acquired in 1984. In past years, the Company ceased to utilize these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February, 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. Aggregate rental income from investment properties, net of commissions, was $1,400,000, $1,470,000 and $1,005,000 in 1993, 1994 and 1995, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is, from time to time, a party to litigation which arises in the normal course of its business. The Company was in litigation with a former dealer who alleged breach of certain contractual and other violations which purportedly caused the dealer damages. This case was settled in 1995 with no significant impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended December 3, 1995.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) "Stock Price and Dividend Data" in the Annual Report to Shareholders for the fiscal year ended December 3, 1995 is incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders.

                                    Approximate Number of Record
     Title of Class                 Holders as of December 22, 1995
     --------------                 -------------------------------
     Common Stock, par value                    1,400
     $1.00 per share

ITEM 6.  SELECTED FINANCIAL DATA.

The five-year summary section of the Annual Report to Shareholders for the fiscal year ended December 3, 1995 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The management's discussion and analysis section of the Annual Report to Shareholders for the fiscal year ended December 3, 1995 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information included in the Annual Report to Shareholders of the fiscal year ended December 3, 1995 are incorporated herein by reference:

     Consolidated Balance Sheets - - December 3, 1995 and November 27, 1994

     Consolidated Statements of income --
      Years Ended December 3, 1995, November 27, 1994 and November 28, 1993

     Consolidated Statements of Stockholders' Equity --
      Years Ended December 3, 1995, November 27, 1994 and November 28, 1993

     Consolidated Statements of Cash Flows --
      Years Ended December 3, 1995, November 27, 1994 and November 28, 1993

     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                   PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 11 through 14 of the Company's 1996 Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information required by Item is 10 contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is contained in the Company's 1996 Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements:

             The consolidated balance sheets as of December 3, 1995 and November 27, 1994 and the related consolidated statements of income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended December 3, 1995 together with the report of BDO Seidman, LLP dated January 5, 1996 appearing in the 1995 annual report to shareholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1995 Annual Report to Shareholders.

         2.  Financial Statement Schedules:

             Report of Independent Certified Public Accountants on Financial Statement Schedule
             II Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown the consolidated financial statements and notes thereto.

         3.  Exhibits:

Exhibit
Number       Exhibit
------       -------
3.1          Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504
             filed with the Securities and Exchange Commission on January 27,
             1994)

3.2          By-laws of the Company (incorporated by Company's Registration
             Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

4            Specimen Stock (incorporated by reference to the Company's
             Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

10.1         Rowe Furniture Corporation 1983 Stovk Option and Incentive Plan
             (incorporated by reference to the Company's Registration Statement on

             Form S-1 No. 33-74504 filed with the Securities and Exchange
             Commission on January 27, 1994)

10.2         Rowe Furniture Corporation 1993 Stock Option and Incentive Plan
             (incorporated by reference to the Comapny's registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 1993)

10.3         Rowe furniture Corporation Merged 401(k) and Employee Stock
             Ownership Plan dated December 1, 1991 (incorporated by referenced to the Company's Registration Statement on Form S-1 No. 33-74504
             filed with the Securities and Exchange Commission on January 27,
             1994)

10. 4        Rowe Furniture Corporation Amended and Restated Supplemental
             Executive Retirement Plan II (incorporated by reference to the
             Company's Registration Statement on form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.5         Employment Agreement dated December 6, 1984 between the Company and
             Mr. Harvey I. Ptashek (incorporated by reference to the Company's
             Registration Statement on Form S-1 No. 33-74504 filed with the
             Securities and Exchange Commission on January 27, 1994)

10.6         Employment Agreement dated December 5, 1985 between the Company and
             Mr. Arthur H. Dunkin (incorporated by reference to the Company's
             Registration Statement on Form S-1 No. 33-74504 filed with the
             Securities and Exchange Commission on January 27, 1994)

10.7         Employment Agreement dated December 1, 1993 between the Company and
             Mr. Gerald M. Birnbach (incorporated by reference to the Company's
             Registration Statement on Form S-1 No. 33-74505 filed with the
             Securities and Exchange Commission on January 27, 1994)

10.8         Rowe Furniture Corporation Cash-or-Defferred Non-Qualified
             Executive Retirement Plan (incorporated by reference to the Company's Form, 10-K filed with the Securities and Exchange
             Commission on February 27, 1995)

13           Portions of the Annual Report for the year ended December 3, 1995

21           List of Subsidiaries

23           Consent of BDO Seidman, LLP

27           Financial Data Schedules

(b) Reports on Form 8-K.

       No reports on Form 8-K were filed during any of the months included in the fourth quarter of the Company's fiscal year.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROWE FURNITURE CORPORATION


                                   By:         /s/ ARTHUR H. DUNKIN
                                       ---------------------------------
March 1, 1996                          A. H. Dunkin, Secretary-Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----
                           Chairman of the Board
/s/ GERALD M. BIRNBACH     President, Director and           March 1, 1996
----------------------
G. M. Birnbach             Principal Executive Officer



/s/ RICHARD E. CHENEY      Director                          March 1, 1996
-----------------------
R. E. Cheney



/s/ W. PATRICK DOLAN       Director                          March 1, 1996
-----------------------
W. P. Dolan


                           Secretary-Treasurer, Director
/s/ ARTHUR H. DUNKIN       and Principal Financial and       March 1, 1996
-----------------------
A. H. Dunkin               Accounting Officer


                           Senior Vice President and
/s/ HARVEY I. PTASHEK      Director                          March 1, 1996
-----------------------
H. I. Ptashek

/s/ CHARLES T. ROSEN       Director                          March 1, 1996
-----------------------
C. T. Rosen



/s/ KEITH J. ROWE          Director                          March 1, 1996
------------------------
K. J. Rowe



/s/ SIDNEY J. SILVER       Director                          March 1, 1996
-------------------------
S. J. Silver



/s/ GERALD O. WOODLIEF     Director                          March 1, 1996
-------------------------
G. O. Woodlief

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES


Rowe Furniture Corporation
Salem, Virginia

The audits referred to in our report dated January 5, 1996 relating to the consolidated financial statements of Rowe Furniture Corporation, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended December 3,
1995) included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



High Point, North Carolina                     /s/ BDO SEIDMAN, LLP
                                               --------------------
January 5, 1996                                BDO SEIDMAN, LLP

                          ROWE FURNITURE CORPORATION
                               AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 3, 1995, NOVEMBER 27, 1994 AND NOVEMBER 28, 1993

                            (Thousands of Dollars)

        COL. A           COL. B              COL. C               COL. D          COL. E
---------------------------------------------------------------------------------------------
                                            ADDITIONS
                                   ----------------------------
                                        (1)           (2)
                                                    CHARGED TO
                        BALANCE AT   CHARGED TO          OTHER                    BALANCE AT
                         BEGINNING    COSTS AND       ACCOUNTS   DEDUCTIONS -         END OF
DESCRIPTION              OF PERIOD     EXPENSES       DESCRIBE       DESCRIBE         PERIOD
---------------------------------------------------------------------------------------------
Allowance for doubtful
accounts - 1995        $      300   $      179   $          -   $      179(A)  $        300

Allowance for doubtful
accounts - 1994        $      300   $       68   $          -   $       68(B)  $        300

Allowance for doubtful
accounts - 1993        $      300   $      127   $          -   $      127(C)  $        300


(A)  Accounts charged off less bad debt recoveries of $55,000.

(B)  Accounts charged off less bad debt recoveries of $51,000.

(C)  Accounts charged off less bad debt recoveries of $38,000.