Form 10-Q
period 1996-03-03
ROWE FURNITURE CORP
filed 1996-04-15
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 3, 1996          Commission File Number       1-10226
                     -------------                                       -------

                          ROWE FURNITURE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         NEVADA                                       54-0458563
- --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


239 Rowan Street - Salem, Virginia                       24153
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   540-389-8671
- --------------------------------------------------------------------------------

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

                                                        YES  X    No
                                                           -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



           Class                                  Outstanding at March 3, 1996
- ---------------------------------------        ---------------------------------
Common stock, par value $1.00 per share                13,421,079 shares

                          ROWE FURNITURE CORPORATION

                                     INDEX


                                                                   Page
                                                                   ----
Part I.  Financial Information

     Consolidated Balance Sheets - March 3, 1996 and
          December 3, 1995                                          4
     Statements of Consolidated Earnings - Three Months
          Ended March 3, 1996 and February 26, 1995                 5
     Statements of Consolidated Cash Flows - Three Months
          Ended March 3, 1996 and February 26, 1995                 6
     Notes to Consolidated Financial Statements                     8
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                 9

Part II.  Other Information                                         11

                        PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                      March 3        December 3
                                                         1996              1995
                                                  -----------       -----------
                                                  (Unaudited)        (Audited)
                                                           ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                          $ 1,523           $   323
Marketable securities                                   45                42
Accounts receivable, net                            21,240            18,763
Inventories:
  Finished goods                                     2,988             3,444
  Work-in-process                                    2,886             2,808
  Raw materials                                      6,565             6,194
                                                   -------           -------
Total inventories                                   12,439            12,446
Deferred income tax asset                               70                70
Prepaid expenses                                       766             1,086
                                                   -------           -------
    Total Current assets                            36,083            32,730

PROPERTY AND EQUIPMENT, net                         13,383            13,095

OTHER NONCURRENT ASSETS (Note 3)                    12,201            12,210
                                                   -------           -------

                                                   $61,667           $58,035
                                                   =======           =======

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities        $   485           $   485
Short term bank borrowings                           7,710             2,135
Accounts payable and accrued liabilities            12,192            14,857
Income taxes payable                                   665               346
                                                   -------           -------

    Total current liabilities                       21,052            17,823

LONG-TERM AND DEFERRED LIABILITIES                   4,429             4,591
                                                   -------           -------

    Total liabilities                               25,481            22,414
                                                   -------           -------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share

                       March 3     December 3
                        1996          1995
                     ------------------------

Authorized shares    20,000,000    20,000,000
Issued shares        14,428,381    14,416,104       14,428            14,416
Outstanding shares   13,421,079    13,410,533

CAPITAL IN EXCESS OF PAR VALUE                       8,250             8,248
RETAINED EARNINGS                                   18,615            18,056
                                                   -------           -------
                                                    41,293            40,720
Less treasury stock 1,007,302 shares in 1996 and
1,005,571 shares in 1995, at cost                   (5,107)           (5,099)
                                                   -------           -------

    Total stockholders' equity                      36,186            35,621
                                                   -------           -------
                                                   $61,667           $58,035
                                                   =======           =======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE MONTHS ENDED MARCH 3, 1996 AND FEBRUARY 26, 1995
UNAUDITED
- --------------------------------------------------------------------------------

                                      1996             1995
                                    -------          -------
                            ($ in thousands - except per share amounts)
Net shipments                       $34,793          $28,747

Cost of shipments                    27,235           21,725
                                    -------          -------

  Gross profit                        7,558            7,022

Selling and administrative
 expenses                             6,419            5,528
                                    -------          -------

  Operating income                    1,139            1,494

Interest expense                       (111)             (90)

Other income, including gain
 on sale of investment
 property (Note 3)                      341            5,442
                                    -------          -------

  Earnings before taxes               1,369            6,846

Taxes on income                         539            2,711
                                    -------          -------

Net earnings                        $   830          $ 4,135
                                    =======          =======

Earnings per share                  $  0.06          $  0.30
                                    =======          =======

Weighted average shares
 outstanding                         13,419           13,682
                                    =======          =======

Dividends declared and paid
 per share                          $  0.02          $  0.02
                                    =======          =======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 3, 1996 AND FEBRUARY 26, 1995
UNAUDITED
- --------------------------------------------------------------------------------

                                                       1996        1995
                                                     --------    --------
                                                        ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
 Cash received from customers                        $ 32,232    $ 29,164
 Cash paid to suppliers and employees                 (35,504)    (28,348)
 Income taxes paid, net of refunds                       (220)         (4)
 Interest paid                                           (111)        (90)
 Interest received                                         73          14
 Other receipts - net                                     268         154
                                                     --------    --------
Net cash and cash equivalents provided by
 (used in) operating activities                        (3,262)        890
                                                     --------    --------

Cash flows from investing activities:
 Proceeds from sale of property and equipment             -         6,594
 Capital expenditures                                    (789)       (871)
 Sale of marketable securities                            -           134
 Purchase of marketable securities                         (3)        -
                                                     --------    --------
Net cash provided by (used in) investing activities      (792)      5,857
                                                     --------    --------

Cash flows from financing activities:
 Net borrowings under line of credit                    5,575       1,417
 Payments to reduce long-term debt                        (56)        (46)
 Proceeds from issuance of common stock                    14          11
 Dividends paid                                          (271)       (277)
 Purchase of treasury stock                                (8)     (1,583)
                                                     --------    --------
Net cash provided by (used in) financing activities     5,254        (478)
                                                     --------    --------

Net increase in cash and cash equivalents               1,200       6,269
Cash and cash equivalents at beginning of period          323         471
                                                     --------    --------
Cash and cash equivalents at end of period           $  1,523    $  6,740
                                                     ========    ========


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 3, 1996 AND FEBRUARY 26, 1995
UNAUDITED
- --------------------------------------------------------------------------------
Reconsiliation of Net Earnings to Net Cash
Provided By (Used In) Operating Activities:

                                                       1996        1995
                                                     --------    --------
                                                        ($ Thousands)
Net earnings                                         $   830     $  4,135
                                                     -------     --------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
 Depreciation and amortization                           567          534
 Provision for deferred compensation                     154          128
 Payments made for deferred compensation                (260)        (242)
 Provision for losses on accounts receivable              84           47
 Loss (gain) on disposition of assets                    -         (5,275)
 Increase (decrease) in deferred income taxes            -          2,124
 Change in operating assets and liabilities:
  Decrease (increase) in accounts receivable          (2,561)         417
  Decrease (increase) in inventories                       7         (198)
  Decrease (increase) in prepaid expenses                320          (35)
  Decrease (increase) in cash value of
   life insurance                                        (27)         (25)
  Decrease (increase) in other assets                    (30)          27
  Increase (decrease) in accounts payable             (2,864)        (332)
  Increase (decrease) in accrued expenses                199         (998)
  Increase (decrease) in income taxes payable            319          583
                                                     -------     --------
    Total adjustments                                 (4,092)      (3,245)
                                                     -------     --------
Net cash provided by (used in) operating activities  $(3,262)    $    890
                                                     =======     ========


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- ---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
- ------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 3, 1996 and the results of operations and cash flows for the three months ended March 3, 1996 and February 26, 1995.

Note 2 - The results of operations for the three-months ended March 3, 1996 and February 26, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June 1995, the Company secured other rental income-producing property to permit a "tax-deferred" exchange with the proceeds realized from this transaction.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

UNAUDITED
- --------------------------------------------------------------------------------

Results of Operations:
- ---------------------

Three Months ended March 3, 1996 Compared to Three Months ended February 26,
1995.

Net shipments during the first three months of 1996 increased by $6,046,000 or 21.0% to $34,793,000 from $28,747,000 in 1995. Management believes that shipments increased primarily from the addition of new dealers , increased purchases by existing customers, sales from new company-owned Rowe ShowPlace locations and favorable product mix. Furthermore, management believes that overall marketing of the Company's products benefited from the enhanced product quality and customer service.

Gross profit during the first three months of 1996 increased by $536,000 or 7.6% to $7,558,000 from $7,022,000 in 1995. Gross profit as a percentage of net shipments during the first three months in 1996 decreased to 21.7% from 24.4% in 1995. Management believes that the percentage decrease was due primarily to costs associated with hiring and training expenses for new employees, additional overtime requirements and a wage increase.

Selling and administrative expenses during the first three months of 1996 increased by $891,000 or 16.1% to $6,419,000 from $5,528,000 in 1995. The year to year increase reflects the opening of additional Rowe ShowPlace locations, salary increases and direct costs associated with higher sales volume. Selling and administrative expenses as a percentage of net shipments during the first three months of 1996 decreased to 18.4% from 19.2% in 1995. The percent decrease in selling and administrative expenses was the result of increased shipments.

Operating income was $1,139,000 versus $1,494,000 in the prior year. The decrease related to increases in the cost of sales and selling and administrative expenses, partially offset by increased sales volume.

Net interest expense during the first three months of 1996 increased by $21,000 or 23% to $111,000 from $90,000 in 1995. The increase in net interest expense resulted from additional short-term borrowings.

Other income during the first three months of 1996 decreased by $5,101,000 to $341,000 from $5,442,000 in 1995. The decrease in other income was due primarily to the gain on the sale of investment property in 1995.

Net earnings during the first three months of 1996 decreased by $3,305,000 to $830,000 from $4,135,000 in 1995. Net earnings for 1995 included the gain on the sale of investment property of approximately $3,000,000 which was non recurring.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------
(UNAUDITED) - CONTINUED
- --------------------------------------------------------------------------------

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

Net cash used in operating activities was $3,262,000 during the first three months of 1996 versus $890,000 net cash provided in 1995. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital Expenditures were $789,000 during the first three months of 1996 and $871,000 in 1995. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, new ShowPlace locations and certain additions of equipment and systems.

Net cash provided by financing activities during the first three months of 1996 was $5,254,000 versus $478,000 net cash used in 1995. In 1996, these activities related primarily to the increase in short-term borrowings.

As of March 3, 1996, the Company had outstanding long-term debt of $513,000 primarily consisting of industrial revenue bonds bearing interest at rates ranging from 3.5% to 6.0%.

The Company has unsecured short-term bank lines of credit totaling $11 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of March 3, 1996 was approximately $7.7 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1996.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
- ---------------------------

None

Item 2.  Changes in Securities.
- ------------------------------

None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

None

Item 4   Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

None

Item 5  Other Information.
- -------------------------

None

Item 6  Exhibits and Reports on Form 8-K.
- ----------------------------------------

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the first quarter of
    1996.

b.  Reports on Form 8-K:    None.

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

                                              ROWE FURNITURE CORPORATION
                                              --------------------------
                                              Registrant



Date:  ___________________                    _____________________________
                                              Arthur H. Dunkin
                                              Secretary-Treasurer