Form 10-Q
period 1996-06-12
ROWE FURNITURE CORP
filed 1996-07-15
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 2, 1996               Commission File Number  1-10226
                   ------------                                       -------

                           ROWE FURNITURE CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                                            54-0458563
- -------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)



239 Rowan Street - Salem, Virginia                             24153
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:         540-389-8671
- -------------------------------------------------------------------------------

                                     None
- -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES   X      No
                                                           ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.



              Class                                Outstanding at June 2, 1996
- ---------------------------------------            ---------------------------
Common stock, par value $1.00 per share                 13,437,235 shares

                           ROWE FURNITURE CORPORATION

                                     INDEX


Part I.  Financial Information                                           Page
                                                                         ----
     Consolidated Balance Sheets - June 2, 1996 and
          December 3, 1995                                                  4
     Statements of Consolidated Earnings - Three Months and Six Months
          Ended June 2, 1996 and May 28, 1995                               5
     Statements of Consolidated Cash Flows - Three Months and Six Months
          Ended June 2, 1996 and May 28, 1995                               6
     Notes to Consolidated Financial Statements                             8
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

Part II.  Other Information                                                 11

                                                                               2

                        PART I -- FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                                                              June 2               December 3
                                                                              1996                 1995
                                                                              ------------         ------------
                                                                              (Unaudited)          (Audited)
                                                                                       ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $     371               $    323
Marketable securities                                                                   45                     42
Accounts receivable, net                                                            19,717                 18,763
Inventories:
   Finished goods                                                                    2,615                  3,444
   Work-in-process                                                                   2,718                  2,808
   Raw materials                                                                     5,972                  6,194
                                                                                 ---------              ---------
Total inventories                                                                   11,305                 12,446
Deferred income tax asset                                                               70                     70
Prepaid expenses                                                                       746                  1,086
                                                                                 ---------              ---------
         Total current assets                                                       32,254                 32,730

PROPERTY AND EQUIPMENT, net                                                         13,543                 13,095

OTHER NONCURRENT ASSETS (Note 3)                                                    12,147                 12,210
                                                                                 ---------             ----------
                                                                                   $57,944                $58,035
                                                                                 =========             ==========

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities                                      $     485                $   485
Short term bank borrowings                                                           1,981                  2,135
Accounts payable and accrued liabilities                                            13,375                 14,857
Income taxes payable                                                                   493                    346
                                                                                 ---------             ----------
     Total current liabilities                                                      16,334                 17,823

LONG-TERM AND DEFERRED LIABILITIES                                                   4,507                  4,591
                                                                                 ---------             ----------
     Total liabilities                                                              20,841                 22,414
                                                                                 ---------             ----------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                   June 2       December 3
                                   1996         1995
                                   =======================

Authorized shares                  20,000,000   20,000,000
Issued shares                      14,488,481   14,416,104                          14,488                 14,416
Outstanding shares                 13,437,235   13,410,533

CAPITAL IN EXCESS OF PAR VALUE                                                       8,257                  8,248
RETAINED EARNINGS                                                                   19,679                 18,056
                                                                                 ---------             ----------
                                                                                    42,424                 40,720
Less treasury stock 1,051,246 shares in 1996 and
1,005,571 shares in 1995, at cost                                                   (5,321)                (5,099)
                                                                                 ---------             ----------

     Total stockholders' equity                                                     37,103                 35,621
                                                                                 ---------             ----------
                                                                                   $57,944                $58,035
                                                                                 =========             ==========

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 2, 1996 AND MAY 28, 1995
UNAUDITED
- --------------------------------------------------------------------------------

                                              Three Months Ended              Six Months Ended
                                             June 2,        May 28,          June 2,      May 28,
                                              1996           1995             1996         1995
                                            --------       --------        --------       --------
                                                  ($ in thousands - except per share amounts)
Net shipments                                $35,080        $30,353         $69,873        $59,100

Cost of shipments                             26,274         22,861          53,509         44,586
                                            --------       --------        --------       --------
 Gross profit                                  8,806          7,492          16,364         14,514

Selling and administrative expenses            6,877          6,268          13,297         11,796

Restructuring charge                               -            425               -            425
                                            --------       --------        --------       --------
 Operating income                              1,929            799           3,067          2,293

Interest expense                                 (88)          (103)           (199)          (193)

Other income, including gain on sale
 of investment property (Note 3)                 369            241             712          5,683
                                            --------       --------        --------       --------

 Earnings before taxes                         2,210            937           3,580          7,783

Taxes on income                                  878            328           1,417          3,039
                                            --------       --------        --------       --------
Net earnings                                 $ 1,332        $   609         $ 2,163        $ 4,744
                                            ========       ========        ========       ========
Earnings per share                           $  0.10        $  0.05         $  0.16        $  0.35
                                            ========       ========        ========       ========
Weighted average shares outstanding           13,452         13,666          13,435         13,674

Dividends declared and paid per share

  Quarter Ended                                                              1996           1995
  -------------                                                            --------       --------
  First quarter                                                             $  0.02        $  0.02
  Second quarter                                                            $  0.02        $  0.02
                                                                           ========       ========
  Total for the six months ended
   June 2, 1996 and May 28, 1995                                            $  0.04        $  0.04
                                                                           ========       ========

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 2, 1996 AND MAY 28, 1995
UNAUDITED
- --------------------------------------------------------------------------------

                                                                    1996        1995
                                                                  --------    --------
                                                                      ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
 Cash received from customers                                     $ 68,731    $ 57,902
 Cash paid to suppliers and employees                              (65,464)    (54,197)
 Income taxes paid, net of refunds                                  (1,270)       (925)
 Interest paid                                                        (199)       (193)
 Interest received                                                     162          76
 Other receipts - net                                                  550         332
                                                                  --------    --------
Net cash and cash equivalents provided by
 operating activities                                                2,510       2,995
                                                                  --------    --------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                            0       6,954
 Capital expenditures                                               (1,512)      1,683
 Sale (purchase) of marketable securities                               (3)        134
                                                                  --------    --------
Net cash used in investing activities                               (1,515)      5,045
                                                                  --------    --------
Cash flows from financing activities:
 Net borrowings (repayments) under line of credit                     (154)      1,789
 Proceeds from issuance of long term debt                                -           -
 Payments to reduce long-term debt                                    (112)        (92)
 Proceeds from issuance of common stock                                 81         107
 Dividends paid                                                       (540)       (548)
 Purchase of treasury stock                                           (222)     (1,588)
                                                                  --------    --------
Net cash used in financing activities                                 (947)       (332)
                                                                  --------    --------
Net increase in cash and cash equivalents                               48       7,708
Cash and cash equivalents at beginning of period                       323         471
                                                                  --------    --------
Cash and cash equivalents at end of period                        $    371    $  8,179
                                                                  ========    ========



                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 2, 1996 AND MAY 28, 1995
UNAUDITED
- --------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:
                                                        1996     1995
                                                      -------   -------
                                                        ($ Thousands)
Net earnings                                          $ 2,163   $ 4,744
                                                      -------   -------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                         1,194     1,125
  Provision for deferred compensation                     326       273
  Payments made for deferred compensation                (298)     (285)
  Provision for losses on accounts receivable             188       100
  Loss (gain) on disposition of assets                     --    (5,275)
  Increase (decrease) in deferred income taxes             --     2,124
  Change in operating assets and liabilities:
    Decrease (increase) in accounts receivable         (1,142)   (1,197)
    Decrease (increase) in inventories                  1,141       935
    Decrease (increase) in prepaid expenses               340       (53)
    Decrease (increase) in cash value of
     life insurance                                       (58)      (65)
    Decrease (increase) in other assets                    (9)        6
    Increase (decrease) in accounts payable            (2,248)     (278)
    Increase (decrease) in accrued expenses               766       852
    Increase (decrease) in income taxes payable           147       (11)
                                                       ------    ------
      Total adjustments                                   347    (1,749)
                                                       ------    ------
Net cash provided by operating activites               $2,510    $2,995
                                                       ======    ======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- ---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
- --------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 2, 1996 and the results of operations and cash flows for the six-months ended June 2, 1996 and May 28, 1995.

Note 2 - The results of operations for the six months ended June 2, 1996 and May 28, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, or $0.22 per share. In June 1995, the Company secured other rental income-producing property to permit a "tax-deferred" exchange with the proceeds realized from this transaction.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
- --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------
UNAUDITED
- --------------------------------------------------------------------------------

Results of Operations:
- ---------------------

Six Months ended June 2, 1996 Compared to Six Months ended May 28, 1995.

Net shipments during the first six months of 1996 increased by $10,773,000 or 18.2% to $69,873,000 from $59,100,000 in 1995. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers, sales from new company-owned Rowe ShowPlace locations and favorable product mix. Furthermore, management believes that overall marketing of the Company's products benefited from the enhanced product quality and customer service.

Gross profit during the first six months of 1996 increased by $1,850,000 or 12.7% to $16,364,000 from $14,514,000 in 1995. Gross profit as a percentage of net shipments during the first six months in 1996 decreased to 23.4% from 24.6% in 1995. Management believes that the percentage decrease was due primarily to costs associated with hiring and training expenses for new employees, additional overtime requirements and a wage increase.

Selling and administrative expenses during the first six months of 1996 increased by $1,501,000 or 12.7% to $13,297,000 from $11,796,000 in 1995. The year to year increase reflects the opening of additional Rowe ShowPlace locations, salary increases and direct costs associated with higher sales volume. Selling and administrative expenses as a percentage of net shipments during the first six months of 1996 decreased to 19.0% from 20.0% in 1995. The percentage decrease in selling and administrative expenses was the result of increased shipments.

Operating income was $3,067,000 versus $2,293,000 in the prior year. The increase reflects higher sales volume in 1996 and a restructuring charge in 1995.

Net interest expense during the first six months of 1996 increased by $6,000 or 3.1% to $199,000 from $193,000 in 1995. The increase in net interest expense resulted from additional short-term borrowings.

Other income during the first six months of 1996 decreased by $4,971.000 to $712,000 from $5,683,000 in 1995. The decrease in other income was due primarily to the gain on the sale of investment property in 1995.

Net earnings during the first six months of 1996 decreased by $2,581,000 to $2,163,000 from $4,744,000 in 1995. Net earnings for 1995 included the after-tax gain on the sale of investment property of approximately $3,000,000, offset in part by the restructuring charge.

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

Net cash provided by operating activities was $2,510,000 during the first six months of 1996 versus $2,995,000 in 1995. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $1,512,000 during the first six months of 1996 and $1,683,000 in 1995. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, new Rowe ShowPlace locations and certain additions of equipment and systems.

Net cash used in financing activities during the first six months of 1996 was $947,000 versus $332,000 in 1995. In 1996, these activities related primarily to the increase in short-term borrowings.

As of June 2, 1996, the Company had outstanding long-term debt of $942,000 primarily consisting of industrial revenue bonds bearing interest at rates ranging from 3.5% to 6.0%.

The Company has unsecured short-term bank lines of credit totaling $15 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of June 2, 1996 was approximately $2.0 million.

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

None

Item 3.  Defaults Upon Senior Securities.
- ----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

None

Item 5.  Other Information.
- --------------------------

None

Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

a. Exhibits: Exhibit 27-Financial Data Schedule for the second quarter of 1996.

b. Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              ROWE FURNITURE CORPORATION
                                              --------------------------
                                              Registrant



Date: 7/15/96                                 /s/ Arthur H. Dunkin
      -------------------                     --------------------------
                                              Arthur H. Dunkin
                                              Secretary-Treasurer