Form 10-Q
period 1996-09-01
ROWE FURNITURE CORP
filed 1996-10-15
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   September 1, 1996        Commission File Number   1-10226
                  -------------------                               ---------

                           ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                           54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


 239 Rowan Street - Salem, Virginia                           24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:         540-389-8671
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

                                                      YES   X    No
                                                         -------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

          Class                            Outstanding at September 1, 1996
---------------------------               --------------------------------
Common stock, par value                          13,290,613 shares
 $1.00 per share

                           ROWE FURNITURE CORPORATION

                                      INDEX

Part I.   Financial Information                                                         Page
                                                                                        ----
          Consolidated Balance Sheets - September 1, 1996 and
                  December 3, 1995                                                        4
          Statements of Consolidated Income -  Three Months and Nine Months
                  Ended September 1, 1996 and August  27, 1995                            5
          Statements of Consolidated Cash Flows - Three Months and Nine Months
                  Ended September 1, 1996 and August 27, 1995                             6
          Notes to Consolidated Financial Statements                                      8
          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               9

Part II.  Other Information                                                              11

                        PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                      September 1              December 3
                                                                                      -----------              ----------
                                                                                             1996                    1995
                                                                                      -----------              ----------
                                                                                       (Unaudited)              (Audited)
                                                                                                  ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                $    979                $    323
Marketable securities                                                                          45                      42
Accounts receivable, net                                                                   21,227                  18,763
Inventories:
Finished goods                                                                              2,782                   3,444
   Work-in-process                                                                          2,805                   2,808
   Raw materials                                                                            6,061                   6,194
                                                                                         --------                --------
Total inventories                                                                          11,648                  12,446
Deferred income tax asset                                                                      70                      70
Prepaid expenses                                                                              536                   1,086
                                                                                         --------                --------
         Total current assets                                                              34,505                  32,730

PROPERTY AND EQUIPMENT, net                                                                14,478                  13,095

OTHER NONCURRENT ASSETS (Note 3)                                                           12,081                  12,210
                                                                                         --------                --------

                                                                                         $ 61,064                $ 58,035
                                                                                         ========                ========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities                                              $    500                $    485
Short term bank borrowings                                                                  3,041                   2,135
Accounts payable and accrued liabilities                                                   14,514                  14,857
Income taxes payable                                                                          824                     346
                                                                                         --------                --------

     Total current liabilities                                                             18,879                  17,823

LONG-TERM AND DEFERRED LIABILITIES                                                          4,300                   4,591
                                                                                         --------                --------

     Total liabilities                                                                     23,179                  22,414
                                                                                         --------                --------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:

                                            September 1        December 3
                                                   1996              1995
                                            -----------------------------

Authorized shares                            20,000,000        20,000,000
Issued shares                                14,515,606        14,416,104                  14,516                  14,416
Outstanding shares                           13,290,613        13,410,533

CAPITAL IN EXCESS OF PAR VALUE                                                              8,288                   8,248
RETAINED EARNINGS                                                                          21,317                  18,056
                                                                                         --------                --------
                                                                                           44,121                  40,720
Less treasury stock 1,224,993 shares in 1996 and
1,005,571 shares in 1995, at cost                                                          (6,236)                 (5,099)
                                                                                         --------                --------
     Total stockholders' equity                                                            37,885                  35,621
                                                                                         --------                --------
                                                                                         $ 61,064                $ 58,035
                                                                                         ========                ========

                  See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 1, 1996 AND
AUGUST 27, 1995
UNAUDITED

--------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                       Nine Months Ended
                                                              Sept. 1             Aug. 27,            Sept. 1            Aug. 27,
                                                                 1996                1995                1996               1995
                                                             --------            --------           ---------           --------
                                                                      ($ in thousands - except per share amounts)
Net shipments                                                $ 34,768            $ 29,533           $ 104,641           $ 88,633

Cost of shipments                                              25,076              22,299              78,585             66,885
                                                             --------            --------           ---------           --------
   Gross profit                                                 9,692               7,234              26,056             21,748

Selling and administrative
  expenses                                                      6,904               5,857              20,201             17,653

Restructuring charge                                              -                   -                   -                  425
                                                             --------            --------           ---------           --------

   Operating income                                             2,788               1,377               5,855              3,670

Interest expense                                                  (47)               (107)               (246)              (300)

Other income, including gain on sale of
   investment property (Note 3)                                   343                 280               1,055              5,963
                                                             --------            --------           ---------           --------

   Earnings before taxes                                        3,084               1,550               6,664              9,333

Taxes on income                                                 1,177                 536               2,594              3,575
                                                             --------            --------           ---------           --------

Net earnings                                                 $  1,907            $  1,014           $   4,070           $  5,758
                                                             ========            ========           =========           ========

Earnings per share                                           $   0.14            $   0.07           $    0.30           $   0.42
                                                             ========            ========           =========           ========

Weighted average shares outstanding                            13,358              13,569              13,409             13,639

Dividends declared and paid per share

        Quarter Ended                                                                                   1996               1995
        -------------                                                                                   ----               ----
        First quarter                                                                                $   0.02           $   0.02
        Second quarter                                                                                   0.02               0.02
        Third quarter                                                                                    0.02               0.02
        Total for the nine months                                                                    --------           --------
          ended September 1, 1996
          and August 27, 1995                                                                        $   0.06           $   0.06
                                                                                                     ========           ========

                    See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE NINE  MONTHS
ENDED SEPTEMBER 1, 1996 AND AUGUST 27, 1995
UNAUDITED

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                 1996                    1995
                                                                                         ------------            ------------
                                                                                                   ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                                                           $    101,928            $     86,835
  Cash paid to suppliers and employees                                                        (95,613)                (81,428)
  Income taxes paid, net of refunds                                                            (2,116)                 (1,150)
  Interest paid                                                                                  (246)                   (300)
  Interest received                                                                               273                     149
  Other receipts - net                                                                            782                     561
                                                                                         ------------            ------------
Net cash and cash equivalents provided by
  operating activities                                                                          5,008                   4,667
                                                                                         ------------            ------------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                                                      0                   6,572
  Capital expenditures                                                                         (3,021)                 (9,255)
  Purchase  of marketable securities                                                               (3)                    137
                                                                                         ------------            ------------
Net cash used in investing activities                                                          (3,024)                 (2,546)
                                                                                         -------------           ------------

Cash flows from financing activities:
   Net borrowings under line of credit                                                             906                   2,115
   Proceeds from issuance of long term debt                                                          -                     200
   Payments to reduce long-term debt                                                              (429)                   (398)
   Proceeds from issuance of common stock                                                          141                     113
   Dividends paid                                                                                 (809)                   (819)
   Purchase of treasury stock                                                                   (1,137)                 (2,391)
                                                                                        --------------             -----------
Net cash used in financing activities                                                           (1,328)                 (1,180)
                                                                                        --------------             -----------

Net increase in cash and cash equivalents                                                          656                     941
Cash and cash equivalents at beginning of period                                                   323                     471
                                                                                       ---------------            ------------
Cash and cash equivalents at end of period                                                $        979               $   1,412
                                                                                       ===============             ===========


                See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 1, 1996 AND AUGUST 27, 1995
UNAUDITED
--------------------------------------------------------------------------------
Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                                1996                     1995
                                                                                ----                     ----
                                                                                        ($ Thousands)
Net earnings                                                                  $4,070                   $5,758
                                                                              ------                   ------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                               1,837                    1,620
   Provision for deferred compensation                                           491                      400
   Payments made for deferred compensation                                      (340)                    (326)
   Provision for losses on accounts receivable                                   249                      147
   Loss (gain) on disposition of assets                                            -                   (5,253)
   Increase (decrease) in deferred income taxes                                    -                    2,103
   Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                              (2,713)                  (1,798)
      Decrease (increase) in inventories                                         798                     (495)
      Decrease (increase) in prepaid expenses                                    550                      241
      Decrease (increase) in cash value of
         life insurance                                                          (86)                    (100)
      Decrease (increase) in other assets                                         18                      139
      Increase (decrease) in accounts payable                                 (2,001)                     729
      Increase (decrease) in accrued expenses                                  1,657                    1,180
      Increase (decrease) in income taxes payable                                478                      322
                                                                             -------                  -------
         Total adjustments                                                       938                   (1,091)
                                                                             -------                  -------
Net cash provided by operating activities                                    $ 5,008                  $ 4,667
                                                                             =======                  =======



                See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------


Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 1, 1996 and the results of operations and cash flows for the nine-months ended September 1, 1996 and August 27, 1995

Note 2 - The results of operations for the nine months ended September 1, 1996 and August 27, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3 - On February 16, 1995, the Company completed the sale of its 175,000 sq. ft. warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, or $0.22 per share. In June 1995, the Company secured other rental income-producing property to permit a "tax- deferred" exchange with the proceeds realized from this transaction.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
--------------------------------------------------------------------

Results of Operations:
---------------------

Nine months ended September 1, 1996 Compared to Nine Months ended August 27,
1995.

Net shipments during the first nine months of 1996 increased by $16,008,000 or 18.1% to $104,641,000 from $88,633,000 in 1995. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers, sales from new company-owned Rowe ShowPlace locations and favorable product mix. Furthermore, management believes that overall marketing of the Company's products benefited from the enhanced product quality and customer service.

Gross profit during the first nine months of 1996 increased by $4,308,000 or 19.8% to $26,056,000 from $21,748,000 in 1995. Gross profit as a percentage of net shipments during the first nine months in 1996 increased to 24.9% from 24.5% in 1995. Management believes that the percentage increase was due primarily to benefits realized through manufacturing restructuring, additional volume and favorable product mix.

Selling and administrative expenses during the first nine months of 1996 increased by $2,548,000 or 14.4% to $20,201,000 from $17,653,000 in 1995. The year to year increase reflects the opening of additional Rowe ShowPlace locations, salary increases and direct costs associated with higher sales volume. Selling and administrative expenses as a percentage of net shipments during the first nine months of 1996 decreased to 19.3% from 19.9% in 1995. The percentage decrease in selling and administrative expenses was the result of increased shipments.

Operating income was $5,855,000 versus $3,670,000 in the prior year. The increase reflects higher sales volume and improved margins in 1996 and a restructuring charge in 1995.

Net interest expense during the first nine months of 1996 decreased by $54,000 or 18% to $246,000 from $300,000 in 1995. The decrease in net interest expense resulted from a decrease in average borrowings.

Other income during the first nine months of 1996 decreased by $4,908,000 to $1,055,000 from $5,963,000 in 1995. The decrease in other income was due primarily to the gain on the sale of investment property in 1995.

Net earnings during the first nine months of 1996 decreased by $1,688,000 to $4,070,000 from $5,758,000 in 1995. Net earnings for 1995 included the after-tax gain on the sale of investment property of approximately $3,000,000, offset in part by the restructuring charge.

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

Net cash provided by operating activities was $5,008,000 during the first nine months of 1996 versus $4,667,000 in 1995. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $3,021,000 during the first nine months of 1996 and $9,255,000 in 1995. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, new Rowe ShowPlace locations and certain additions of equipment and systems. The 1995 expenditures include the purchase of investment property of approximately $6.8 million. (See note 3 of consolidated notes to financial statements.)

Net cash used in financing activities during the first nine months of 1996 was $1,328,000 versus $1,180,000 in 1995. In 1996 and 1995, purchases of treasury stock were $1,137,000 and $2,391,000, respectively.

As of September 1, 1996, the Company had outstanding long-term debt of $626,000 primarily consisting of industrial revenue bonds bearing interest at rates ranging from 3.5% to 6.0%.

The Company has unsecured short-term bank lines of credit totaling $15 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of September 1, 1996 was approximately $3.0 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1996.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
--------------------------

None

Item 2.  Changes in Securities.
------------------------------

None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

None

Item 4   Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None

Item 5  Other Information.
-------------------------

None

Item 6 Exhibits and Reports on Form 8-K.
---------------------------------------

a.  Exhibits: Exhibit 27 - Financial Data Schedule for the third quarter of
    1996.

b.  Reports on Form 8-K:    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          ROWE FURNITURE CORPORATION
                                          --------------------------
                                          Registrant




Date:  October 15, 1996                   /s/ Arthur H. Dunkin
     -----------------------------        ----------------------------------
                                          Arthur H. Dunkin
                                          Secretary-Treasurer