Form 10-K
period 1996-12-01
ROWE FURNITURE CORP
filed 1997-02-28
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 1, 1996

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [  ].

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 14, 1997 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $72,181,576.

          As of February 14, 1997, there were issued and outstanding 13,166,189 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
  DOCUMENT                                                   WHERE INCORPORATED
  --------                                                   ------------------

Portions of Annual Report for the year ended                    Parts II and IV
  December 1, 1996
Portions of the Annual Proxy Statement for the year             Part III
  ended December 1, 1996

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

The Company is a designer and manufacturer of upholstered furniture, consisting of sofas, sleeper sofas, loveseats and chairs. The Company's products are sold primarily in the middle to upper-middle price range, with sofas customarily retailing between $600 and $1,400.

The Company sells its products nationwide through an exclusive sales force of commissioned employees to over 1,000 national, regional and local retailers consisting of furniture chains, independent furniture retailers, warehouse showrooms, and 102 Rowe ShowPlace locations. Ten of the Rowe ShowPlace locations are operated by the Company. A Rowe ShowPlace is either a dedicated gallery area within a retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis. The Company's manufacturing facilities consist of four plants, two of which are located in Missouri and two of which are located in Virginia. In addition to manufacturing its own line of furniture, the Company manufactures furniture frames and kiln-dries hardwood and pine lumber for outside customers.

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

Effective December 3, 1995, the Company merged its four manufacturing subsidiaries (Rowe Furniture Corporation-Virginia, Rowe Furniture Corporation-Missouri, Salem Frame Company, Inc. and Himmelberger-Harrison Company, Inc.) into a wholly owned subsidiary, Rowe Manufacturing, Inc. This reorganization was effected to simplify the organizational structure and improve internal reporting for the manufacturing process.

Management believes that recent consolidation in the retail furniture industry has increased the importance of maintaining strong relationships with customers and responding effectively to their demands. The Company's objective is to provide enhanced service and value to its customers through quick delivery of high quality upholstered furniture at competitive prices. A lifetime limited warranty applicable to all the Company's products covering frames, springs, mechanisms and selected cushions reflects its commitment to high quality. In recent years, the Company took a number of steps to reduce costs and improve quality while generally maintaining constant price levels. These steps included: (i) implementing an innovative employee involvement and compensation program, (ii) using more efficient manufacturing techniques, (iii) accelerating deliveries, and (iv) expanding the Company's computerized management information system.

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

STRATEGY

Management believes in the importance of maintaining strong relationships with customers and responding effectively to their demands. The Company's objective is to provide enhanced service and value to its customers through quick delivery of high quality upholstered furniture at competitive prices. The key elements of the Company's strategy to achieve this objective include:

Product Quality and Value.  The Company is committed to providing high quality,
-------------------------
value oriented furniture at competitive prices. Management believes the Company adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime limited warranty applicable to all the Company's products covering the frames, springs, mechanisms and selected cushions, reflects the Company's commitment to high quality. The Company has been successful in providing this quality while generally holding prices constant in recent years.

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

Management believes that important aspects of the Company's service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows the Company to monitor the status of orders and track inventory and sales activity. The Company is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the Company has introduced point-of-sale computer systems into Rowe ShowPlace and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns and to enter consumers' orders directly with the Company. The Company has established regional repair service centers so that it can respond quickly to consumers' needs.

Another special emphasis of the Company's customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped within 30 days of receipt of an order. The Company's order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

Manufacturing Efficiencies.  Management has taken a number of steps to improve
--------------------------
the Company's manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to manage more effectively its inventories, purchasing, labor and manufacturing processes; the development of its employee involvement program; and the establishment of new internal systems to control overhead and material usage. In addition, the Company has added modern equipment, such as computerized routers utilized in its milling operations and new computerized cover cutting machines that enhance efficiencies. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the Company will maintain a competitive advantage in marketing its products.

Expanding Retail Distribution.  Despite the recent consolidation in the retail
-----------------------------
furniture industry, management believes there are ample opportunities to expand the Company's retail distribution network. The Company strives to maintain strong relationships with, and increase sales to, its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products currently are not widely distributed, such as the Southwest and the West. When adding retailers, the Company targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a significant portion of the Company's product line. The Company also intends to increase the number of Rowe ShowPlace locations in selected markets. In addition, the Company has implemented plans to increase foreign sales, and has affiliated with nonexclusive commissioned sales representatives in Canada, Mexico, Scandinavia, the Caribbean, the Middle East, the Far East, Australia and other regions.

THE INDUSTRY

As reported by the American Furniture Manufacturers Association in December, 1996, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 1996.

                                                       Year Ended December 31,
                                                       -----------------------
                                                    1993    1994    1995    1996
                                                    ----    ----    ----    ----
                                                            (in billions)

     Industry shipments                            $17.2   $18.6   $19.0   $20.0
     Upholstered furniture shipments                 6.2     7.1     7.4     7.8

The principal categories of furniture products include wood, upholstered and metal furniture products. Of these categories, wood is the largest representing approximately half of total industry sales, while upholstered furniture represents approximately 39% and metal and other products account for the balance. Within each category, furniture manufacturers generally focus on particular price ranges and styles.

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

PRODUCT LINES

The Company's products encompass a full line of upholstered furniture including sofas, sleeper sofas, loveseats, and chairs. The Company's products are available in approximately 500 different fabrics. Styles offered include traditional, contemporary, and country. The Company also markets under the Rowe name a limited line of leather furniture purchased from another manufacturer.
In addition, the Company-owned Rowe

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

MARKETING AND SALES

The Company has developed a broad and diverse national customer base. The Company sells its products through commissioned sales personnel who are employees of the Company dedicated to marketing the Company's products exclusively. Management believes that this gives the Company a competitive advantage over many of its competitors which sell their products through independent sales representatives who represent more than one manufacturer. The Company's products are sold to over 1,000 national, regional, and local furniture retailers, including Levitz, Leath, Jordan's Furniture, Star Furniture and Sears Homelife. During 1996, Levitz accounted for approximately 17% of the Company's 1996 shipments, and its ten largest customers (including Levitz) accounted for approximately 35% of 1996 shipments. Other than Levitz, no customer accounted for more than 3% of the 1996 shipments. While the loss of Levitz or other large customers could have a material adverse effect on its business, management believes that dependence on any one customer will diminish as the Company diversifies its customer base and the markets served.

While the Company sells its products throughout the United Sales, management believes that there are opportunities for greater penetration in the regions where the Company's products are not currently widely distributed. The Company has targeted key retailers in these markets as opportunities for further growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The Company displays its product lines and introduces new products in April and October of each year at an eight day furniture market held in High Point, North Carolina. The Company maintains a 28,000 square foot showroom at the High Point market. In addition, the Company has developed plans to increase sales in foreign markets. Approximately 5% of 1996 sales were to customers located outside of the United States.

ROWE SHOWPLACE PROGRAM

A Rowe ShowPlace is either a dedicated gallery area within an independent retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis together with other manufacturers' complementary furniture accessories. The Company has implemented the Rowe ShowPlace program featuring the Company's furniture in order to increase its market penetration and name recognition among customers. There are currently 102 Rowe ShowPlace locations in operation, of which 86 are dedicated galleries located within stores operated by retailers that also sell other manufacturers' products, six are freestanding independently owned retail locations, and ten are freestanding Company-owned retail locations. In-store locations are situated on a separate, generally prominent part of the sales floor dedicated to displaying the Company's products and marketing materials. The Rowe ShowPlace program accounted for more than 20% of the Company's fiscal 1996 shipments.

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

The Company's emphasis will continue to be on opening additional Rowe ShowPlace galleries in retail furniture stores and freestanding Company-owned Rowe ShowPlace stores. The Company expanded in 1996 its owned locations to ten free-standing stores. The expansion of Company-owned ShowPlace stores is supported by the addition of personnel with furniture retailing experience. The Company is expanding the program of national advertising intended to increase recognition of the Rowe name and to complement the development of the Rowe ShowPlace program. The freestanding Rowe ShowPlace locations are subject to all of the risks generally associated with operating a retail establishment, including suitable site selection, competition for retail customers, and the need for qualified management and sales personnel. In addition, because the Rowe ShowPlace program accounted for more than 20% of fiscal 1996 shipments, a material reduction in sales at such stores may have an adverse effect on the Company's results.

MANUFACTURING AND DISTRIBUTION

The Company's manufacturing operations are conducted in four facilities, two located in Virginia and two located in Missouri, comprising an aggregate of approximately one million square feet. In addition to manufacturing its own lines of furniture, the Company manufacturers furniture frames and kiln dries hardwood and pine lumber for outside customers.

Manufacturing Process.  The Company utilizes a vertically integrated
---------------------
manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric cutting and sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. The Company manufactures and assembles all of the frames used in its upholstered furniture. The Company utilizes computer-aided design patterns and specialized machines in the fabric cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. Upholstered furniture is assembled in manufacturing cells consisting of teams of people including sewers, frame builders and upholsterers. The completed pieces are then inspected and packed for shipping.

Employee Involvement and Compensation.  A key aspect of the Company's
-------------------------------------
manufacturing process is its employee involvement and compensation program. This program involves all of the Company's workers in the improvement of the manufacturing process by providing incentives to increase productivity, to reduce costs, and to improve quality. The Company encourages all employees to participate in decision-making, and compensates employees based on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. The Company believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. Since implementation of the program, the Company has experienced a significant increase in employee suggestions leading to such improvements and reductions. On a facility-wide basis, 1996 incentive bonuses ranged up to approximately 20% of hourly compensation. Salaried employees also participate in this program, however, their bonuses cannot exceed the highest amount paid to an hourly employee.

Computer Systems.  The Company makes extensive use of a computerized management
----------------
information system (MIS) in the manufacturing process. The MIS, which includes software developed by the Company, helps the Company manage order entry, purchasing, labor, inventories, receivables, and product shipping. Management believes that its MIS is advanced by furniture industry standards; however, the Company intends to continue to upgrade the system by developing and/or purchasing new software to handle new applications and additional demands of anticipated future growth.

Manufacturing Capacity.  While the Company primarily operates its manufacturing
----------------------
facilities on a one-shift, five or six day per week basis, partial second shifts are in operation at all its facilities. Management believes that the Company could increase production without substantial capital expenditures by expanding the number of personnel on both first and second shifts.

Backlog.  The Company generally manufactures its products in response to actual
-------
customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The Company's backlog of unshipped orders was approximately $10.4 million as of December 1, 1996 as compared to $15.0 million as of December 3, 1995. The Company anticipates that 100% of the backlog as of December 1, 1996 will be shipped in 1997.

Distribution.  The Company has contracted with a truck leasing company to
------------
provide dedicated carriage services of its products. Under the agreement, the Company's products are delivered in accordance with the Company's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Company's name. Management believes that the arrangement offers the Company favorable terms, allows it to meet its delivery deadlines, and improves the Company's name recognition. For West Coast shipments, the Company has what management believes to be a favorable arrangement for carriage of the Company's products with third party motor carriers. For international shipments, upholstered furniture is shipped primarily in full containers utilizing third-party freight forwarders. Approximately 90% of the Company's fiscal year 1996 upholstered shipments were delivered under these arrangements.

RAW MATERIALS

The raw materials used by the Company include fabrics, hardwood lumber, plywood, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber and fabric, all raw materials used by the Company are generally available on an "as needed" basis. The Company maintains what it believes to be an adequate supply of raw materials in inventory.

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

To improve quality, maximize the opportunities to implement labor saving technology, hedge against the potential of rising wood costs and free up kiln capacity, the Company has increased the substitution of hardwood plywood for hardwood in certain aspects of the construction of its furniture frames. Because plywood construction is less labor-intensive, and in many respects more structurally sound than hardwood construction, this method has improved product quality while helping to reduce overall cost.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL CONSIDERATIONS

The Company's operations are required to meet federal, state and local regulatory standards in the areas of safety, health, and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on the Company's operations. Management believes that the Company's plants are in compliance in all material respects with applicable federal, state and local laws and regulations concerned with safety, health, and environmental protection.

The Company currently anticipates increased federal and state environmental and health and safety regulation affecting the furniture industry, particularly regarding emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect the Company's wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes which are a major source of regulated emissions.
The Company cannot at this time estimate the impact of any new regulations on the Company's operations or the costs of compliance.

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

EMPLOYEES

As of December 1, 1996, the Company employed approximately 1,525 full-time employees, of which 125 are in management, supervisory, and sales positions. Approximately 105 employees employed at a single plant, 17 of whom are members of a labor union, are covered by a collective bargaining agreement. No other employees are covered by such an arrangement, and the Company considers its employee relations to be excellent.

TRADEMARKS

The Company has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions" and "The ShowPlace" trademarks with the United States Patent and Trademark Office. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

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

In addition, the Company maintains executive offices in leased offices in McLean, Virginia. The Company considers its equipment and its manufacturing and office facilities to be adequate and well-maintained.

In addition to its manufacturing and office facilities, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                        Approximate
                                Lease                     Size in
Location                       Expires     Description  Square Feet
--------                       -------     -----------  -----------

Christiansburg, Virginia        02-28-00*  Industrial        79,000
Jessup, Maryland            Various thru   Office/
                                12-31-04   Industrial       180,000
Leesburg, Florida               06-30-99   Retail            15,000
Sylmar, California              03-31-04   Industrial       115,000

*Lease covers 6,000 sq. ft.

The investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1988 for utilization as Company manufacturing facilities. In past years, the Company ceased to utilize these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February, 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. The retail property located in Leesburg, Florida was acquired in 1984. Aggregate rental income from investment properties, net of commissions, was $1,470,000, $1,005,000 and $1,442,000 in 1994, 1995 and 1996, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company. While the outcome of these routine legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal proceeds should not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended December 1, 1996.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The information contained under the caption "Stock Price and Dividend Data" in the Annual Report to Stockholders for the fiscal year ended December 1, 1996 is included in Exhibit 13 hereto and incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders.

                                    Approximate Number of Record
     Title of Class                 Holders as of December 20, 1996
     --------------                 -------------------------------

     Common Stock, par value                  1,200
     $1.00 per share

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Five-year Summary" in the Annual Report to Stockholders for the fiscal year ended December 1, 1996 is included in
Exhibit 13 hereto and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The management's discussion and analysis of financial condition and results of operations section of the Annual Report to Stockholders for the fiscal year ended December 1, 1996 is included in Exhibit 13 hereto and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information in the Annual Report to Stockholders of the fiscal year ended December 1, 1996 is included in Exhibit 13 hereto and incorporated herein by reference:

     Consolidated Balance Sheets - - December 1, 1996 and December 3, 1995

     Consolidated Statements of Income --
      Years Ended December 1, 1996, December 3, 1995, and November 27, 1994

     Consolidated Statements of Stockholders' Equity --
      Years Ended December 1, 1996, December 3, 1995 and November 27, 1994

     Consolidated Statements of Cash Flows --

      Years Ended December 1, 1996, December 3, 1995 and November 27, 1994

     Notes to Consolidated Financial Statements (includes selected quarterly financial data)

     Report of Independent Certified Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

                                   PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 12 through 14 of the Company's 1997 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information required by Item 10 is contained in the Company's 1997 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is contained in the Company's 1997 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is contained in the Company's 1997 Annual Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is contained in the Company's 1997 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.  Financial Statements:

            The consolidated balance sheets as of December 1, 1996 and December 3, 1995 and the related consolidated statements of income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended December 1, 1996 together with the report of BDO Seidman, LLP dated January 8, 1997 appearing in the 1996 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1996 Annual Report to Stockholders.

          2.  Financial Statement Schedule:

            Report of Independent Certified Public Accountants on Financial Statement Schedule
            II  Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements and notes thereto.

          3.  Exhibits:

Exhibit
Number         Exhibit
-------        -------
3.1 Articles of Incorporation of the Company (incorporate by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27,
              1994)


3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

4 Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

10.1 Rowe Furniture Corporation 1983 Stock Option and Incentive Plan (incorporated by reference to the Company's Registration Statement on

10.2 Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.3 Rowe Furniture Corporation Merged 401(k) and Employee Stock Ownership Plan dated December 1, 1991 (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27,
              1994)

10.4 Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.5 Employment Agreement dated December 6, 1984 between the Company and Mr. Harvey I. Ptashek (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 field with the Securities and Exchange Commission on January 27, 1994)

10.6 Employment Agreement dated December 5, 185 between the Company and Mr. Arthur H. Dunkin (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 field with the Securities and Exchange Commission on January 27, 1994)

10.7 Employment Agreement dated December 1, 1993 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.8 Rowe Furniture Corporation Cash-or-Deferred Non-Qualified Executive Retirement Plan (incorporated by reference to the Company's Form, 10-K filed with the Securities and Exchange Commission on February 27, 1995)

13            Portions of the Annual Report for the year ended December 1, 1996

21            List of Subsidiaries

23            Consent of BDO Seidman, LLP

27            Financial Data Schedule

(b)  Reports on Form 8-K.

     One report on Form 8-K was filed in the fourth quarter of the Company's fiscal year. On November 11, 1996 a Form 8-K was filed reporting that (i) on October 24, 1996, Rowe Furniture Corporation announced the completion of the 500,000 share buy-back program which was approved by the Board of Directors on January 12, 1995 and (ii) on November 6, 1996, Rowe Furniture Corporation announced that the Board of Directors approved the purchase of an additional 500,000 shares of its common stock in open market transactions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROWE FURNITURE CORPORATION


                                        By:  /s/ ARTHUR H. DUNKIN
                                        ---------------------------------
February 28, 1997                       A. H. Dunkin, Secretary-Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                             Date
---------                     -----                             ----


                         Chairman of the Board
/s/ GERALD M. BIRNBACH   President, Director              February 28, 1997
-----------------------  (Principal Executive Officer)
G. M. Birnbach



/s/ RICHARD E. CHENEY    Director                         February 28, 1997
-----------------------
R. E. Cheney



/s/ W. PATRICK DOLAN     Director                         February 28, 1997
-----------------------
W. P. Dolan


                         Secretary-Treasurer, Director
/s/ ARTHUR H. DUNKIN     (Principal Financial and         February 28, 1997
-----------------------  Accounting Officer)
A. H. Dunkin


                         Senior Vice President and
/s/ HARVEY I. PTASHEK    Director                         February 28, 1997
-----------------------
H. I. Ptashek

/s/ CHARLES T. ROSEN     Director                         February 28, 1997
-----------------------
C. T. Rosen



/s/ KEITH J. ROWE        Director                         February 28, 1997
-----------------------
K. J. Rowe



/s/ SIDNEY J. SILVER     Director                         February 28, 1997
-----------------------
S. J. Silver



/s/ GERALD O. WOODLIEF   Director                         February 28, 1997
-----------------------
G. O. Woodlief

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


Rowe Furniture Corporation
Salem, Virginia

The audits referred to in our report dated January 8, 1997 relating to the consolidated financial statements of Rowe Furniture Corporation, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended December 1,
1996) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



High Point, North Carolina                              /s/ BDO SEIDMAN, LLP
January 8, 1997                                         --------------------
                                                        BDO SEIDMAN, LLP

                          ROWE FURNITURE CORPORATION
                               AND  SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED DECEMBER 1, 1996, DECEMBER 3, 1995 AND NOVEMBER 27, 1994

                            (Thousands of Dollars)


         COL. A             COL. B             COL. C              COL. D       COL. E
-------------------------------------------------------------------------------------------
                                             ADDITIONS
                                    -------------------------
                                       (1)          (2)
                                                   CHARGED TO
                          BALANCE AT  CHARGED TO        OTHER                 BALANCE AT
                           BEGINNING   COSTS AND     ACCOUNTS   DEDUCTIONS -      END OF
DESCRIPTION                OF PERIOD    EXPENSES     DESCRIBE       DESCRIBE      PERIOD
----------------------------------------------------------------------------------------

Allowance for doubtful
accounts - 1996            $     300    $    490   $        -    $     490(A)  $     300

Allowance for doubtful
accounts - 1995            $     300    $    179   $        -    $     179(B)  $     300

Allowance for doubtful
accounts - 1994            $     300    $     68   $        -    $      68(C)  $     300

(A)  Accounts charged off less bad debt recoveries of $69,000

(B)  Accounts charged off less bad debt recoveries of $55,000

(C)  Accounts charged off less bad debt recoveries of $51,000