Form 10-Q
period 1997-03-02
ROWE FURNITURE CORP
filed 1997-04-15
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended       March 2, 1997           Commission File Number   1-10226
                   -----------------------                             ---------

                           ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 239 Rowan Street - Salem, Virginia                         24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     540-389-8671
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

                                                  YES   X      No
                                                      -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

               Class                             Outstanding at March 2, 1997
---------------------------------------          ----------------------------
Common stock, par value $1.00 per share               13,153,876 shares



                           ROWE FURNITURE CORPORATION

                                      INDEX

Part I.  Financial Information                                            Page
                                                                          ----
           Consolidated Balance Sheets - March 2, 1997 and
                     December 1, 1996                                       4
           Consolidated Statements of Income - Three Months
                     Ended March 2, 1997 and March 3, 1996                  5
           Consolidated Statements of Cash Flows - Three Months
                     Ended March 2, 1997 and March 3, 1996                  6
           Notes to Consolidated Financial Statements                       8
           Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                              9

Part II.  Other Information                                                11


                         PART I--FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                                           March 2                    December 1
                                                                                           -------                    ----------
                                                                                              1997                          1996
                                                                                      --------------               ---------------
ASSETS                                                                                 (Unaudited)                      (Audited)
CURRENT ASSETS                                                                                      ($ Thousands)
Cash and cash equivalents
Accounts receivable, net
Inventories:                                                                             $   1,413                     $   1,897
   Finished goods                                                                           22,291                        22,726
   Work-in-process
   Raw materials                                                                             3,091                         3,037
                                                                                             2,660                         2,636
Total inventories                                                                            6,389                         6,710
Deferred income tax asset                                                                  -------                       -------
Prepaid expenses                                                                            12,140                        12,383
                                                                                               284                           284
         Total current assets                                                                  401                           492
                                                                                           -------                       -------
PROPERTY AND EQUIPMENT, net                                                                 36,529                        37,782

OTHER NONCURRENT ASSETS                                                                     14,069                        14,390

                                                                                            12,226                        12,108
                                                                                           -------                       -------

                                                                                         $  62,824                     $  64,280
LIABILITIES                                                                                =======                       =======
CURRENT LIABILITIES
Current maturities of long-term debt
Short term bank borrowings
Accounts payable and accrued liabilities                                                 $     389                     $     420
Income taxes payable                                                                         2,675                         3,610
                                                                                            13,594                        14,782
                                                                                               970                           988
     Total current liabilities                                                             -------                       -------

LONG-TERM AND DEFERRED LIABILITIES                                                          17,628                        19,800

                                                                                             4,443                         4,292
     Total liabilities                                                                     -------                       -------

                                                                                            22,071                        24,092
                                                                                           -------                       -------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                                 March 2          December 1
                                                   1997             1996
                                             -----------------------------------
Authorized shares                              20,000,000       20,000,000
Issued shares                                  14,636,516       14,564,103                  14,637                        14,564
Outstanding shares                             13,153,876       13,254,858

CAPITAL IN EXCESS OF PAR VALUE                                                               8,510                         8,349
RETAINED EARNINGS                                                                           25,810                        24,033
                                                                                          --------                      --------
                                                                                            48,957                        46,946
Less treasury stock 1,482,640 shares in 1997 and
1,309,245 shares in 1996, at cost                                                           (8,204)                       (6,758)
                                                                                          --------                      --------

     Total stockholders' equity                                                              40,753                       40,188
                                                                                           --------                     --------
                                                                                           $ 62,824                     $ 64,280
                                                                                           ========                     ========


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 2, 1997 AND MARCH 3, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                                          1997                       1996
                                                     ---------                    --------
                                                  ($ in thousands - except per share amounts)
Net shipments                                         $ 35,416                    $ 34,793

Cost of shipments                                       25,623                      27,289
                                                      --------                    --------
   Gross profit                                          9,793                       7,504

Selling and administrative expenses                      6,477                       6,365
                                                      --------                    --------
   Operating income                                      3,316                       1,139

Interest expense                                           (80)                       (111)

Other income, including gain                               277                         341
                                                      --------                    --------
   Earnings before taxes                                 3,513                       1,369

Taxes on income                                          1,403                         539
                                                      --------                    --------
Net earnings                                          $  2,110                    $    830
                                                      ========                    ========
Earnings per share - primary and fully diluted        $   0.15                    $   0.06
                                                      ========                    ========
Weighted average shares
    outstanding                                         13,653                      13,419
                                                      ========                    ========
Dividends declared and paid
   per share                                          $  0.025                    $  0.020
                                                      ========                    ========


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 2, 1997 AND MARCH 3, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                                                                      1997                       1996
                                                                            ---------------            ---------------
                                                                                           ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                                   $ 35,780                   $ 32,232
   Cash paid to suppliers and employees                                            (32,052)                   (35,504)
   Income taxes paid, net of refunds                                                (1,421)                      (220)
   Interest paid                                                                       (79)                      (111)
   Interest received                                                                    74                         73
   Other receipts - net                                                                201                        268
                                                                                 ----------                 ----------
Net cash and cash equivalents provided by
   (used in) operating activities                                                    2,503                     (3,262)
                                                                                 ----------                 ----------

Cash flows from investing activities:
   Capital expenditures                                                               (476)                      (789)
   Purchase of marketable securities                                                     -                         (3)
                                                                                 ------------               ----------
Net cash provided by (used in) investing activities                                   (476)                      (792)
                                                                                 ----------                 ----------

Cash flows from financing activities:
   Net borrowings under line of credit                                                (935)                     5,575
   Payments to reduce long-term debt                                                   (31)                       (56)
   Proceeds from issuance of common stock                                              234                         14
   Dividends paid                                                                     (333)                      (271)
   Purchase of treasury stock                                                       (1,446)                        (8)
                                                                                 ----------                 ----------
Net cash provided by (used in) financing activities                                 (2,511)                     5,254
                                                                                 ----------                 ----------

Net increase in cash and cash equivalents                                             (484)                     1,200
Cash and cash equivalents at beginning of period                                     1,897                        323
                                                                                 ----------                 ----------
Cash and cash equivalents at end of period                                       $   1,413                  $   1,523
                                                                                 ==========                 =========

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 2, 1997 AND MARCH 3, 1996
UNAUDITED
--------------------------------------------------------------------------------


Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                 1997                       1996
                                                         -------------             --------------
                                                                      ($ Thousands)
Net earnings                                                  $ 2,110                  $     830
                                                            ---------                 ----------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                  700                        567
   Provision for deferred compensation                            426                        154
   Payments made for deferred compensation                       (275)                      (260)
   Provision for losses on accounts receivable                     71                         84
   Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                  364                     (2,561)
      Decrease (increase) in inventories                          243                          7
      Decrease (increase) in prepaid expenses                      91                        320
      Decrease (increase) in cash value of
         life insurance                                           (28)                       (27)
      Decrease (increase) in other assets                           7                        (30)
      Increase (decrease) in accounts payable                  (1,336)                    (2,864)
      Increase (decrease) in accrued expenses                     148                        199
      Increase (decrease) in income taxes payable                 (18)                       319
                                                            ---------                 ----------
      Increase (decrease) in deferred income taxes
         Total adjustments                                        393                     (4,092)
                                                            ---------                 ----------
Net cash provided by operating activities                     $ 2,503                    $(3,262)
                                                            =========                 ==========


                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 2, 1997 and the results of operations and cash flows for the three months ended March 2, 1997 and March 3, 1996.

Note 2 - The results of operations for the three-months ended March 2, 1997 and March 3, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3 In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which establishes new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the three months ended March 2, 1997 and March 3, 1996, basic and diluted earnings per share would have been as follows:

                                                    1997                 1996
                                                    ----                 ----

                      Basic earnings per share      $0.16               $0.06
                      Diluted earnings per share    $0.15               $0.06

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
-------------------------------------------------------------

Results of Operations:
---------------------

Three Months ended March 2, 1997 Compared to Three Months ended March 3, 1996.

Net shipments during the first three months of 1997 increased by $623,000 or 1.8% to $35,416,000 from $34,793,000 in 1996 Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers and favorable product mix. Partially offsetting was the elimination of some lower margined product lines in the second half of last year and the continuation of a lackluster retail environment.

Gross profit during the first three months of 1997 increased by $2,289,000 or 30.5% to $9,793,000 from $7,504,000 in 1996 Gross profit as a percentage of net shipments during the first three months in 1997 increased to 27.7% from 21.6% in 1996. Positively impacting gross margins were improvement in product mix and benefits from the manufacturing restructuring that took place during late 1995 and early 1996. Margins in the second, third and fourth quarters of 1996 improved significantly over the first quarter of 1996.

Selling and administrative expenses during the first three months of 1997 increased by $112,000 or 1.8% to $6,477,000 from $6,365,000 in 1996 Selling and administrative expenses as a percentage of net shipments during the first three months of 1997 and 1996 were 18.3%.

Operating income was $3,316,000 versus $1,139,000 in the prior year. The increase related primarily to higher shipments and improved margins.

Net interest expense during the first three months of 1997 decreased by $31,000 or 28% to $80,000 from $111,000 in 1996. The decrease in net interest expense resulted from elimination of long-term debt and reduction in short-term borrowings.

Other income during the first three months of 1997 decreased by $64,000 to $277,000 from $341,000 in 1996. The decrease in other income was due primarily to reduced rental income from a vacancy in property located in Christiansburg, Virginia.

Net earnings during the first three months of 1997 increased by $1,280,000 to $2,110,000 from $830,000 in 1996 reflecting higher net shipments and lower cost of shipments

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
(UNAUDITED) - CONTINUED
-------------------------------------------------------------------------------

Liquidity and Source of Capital:
--------------------------------

The Company has historically financed its operations and capital requirements with internally generated funds and bank or other financing. The Company has minimized its working capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management, labor productivity and product distribution.

Net cash provided by operating activities was $2,503,000 during the first three months of 1997 versus $3,262,000 net cash used in 1996. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital Expenditures were $476,000 during the first three months of 1997 and $789,000 in 1996. These expenditures were incurred primarily in connection with maintaining the Company's production capacity and certain additions of equipment and systems.

Net cash used by financing activities during the first three months of 1997 was $2,511,000 versus $5,254,000 cash provided in 1996. In 1997, these activities related primarily to the decrease in short-term borrowings, cash dividends and purchase of treasury stock.

As of March 2, 1997, the Company has current maturities only on long-term debt of $389,000.

The Company has unsecured short-term bank lines of credit totaling $15 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of March 2, 1997 was approximately $2.7 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1997.

Changes in accounting standards. In February, 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share". See note 3 of Notes to Consolidated Financial Statements. This statement is not expected to have a material impact on the Company's reporting of Earnings per Share.

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

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the first quarter of
    1997.

b.  Reports on Form 8-K:    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                ROWE FURNITURE CORPORATION
                                                --------------------------
                                                Registrant

Date:  April 15, 1997                           /s/ Arthur H. Dunkin
       -------------------                      -----------------------------
                                                Arthur H. Dunkin
                                                Secretary-Treasurer