Form 10-Q
period 1997-06-01
ROWE FURNITURE CORP
filed 1997-07-11
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   June 1, 1997            Commission File Number   1-10226
                    ------------                                     -------

                          ROWE FURNITURE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




              NEVADA                                        54-0458563
   -------------------------------                     --------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)



    239 Rowan Street - Salem, Virginia                         24153
 ----------------------------------------                   ----------
 (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:        540-389-8671
                                                           ------------

                                     None
             ---------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              YES X      No
                                                                 ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.




                Class                             Outstanding at June 1, 1997
  ---------------------------------------         ---------------------------
  Common stock, par value $1.00 per share              13,021,733 shares

                           ROWE FURNITURE CORPORATION

                                     INDEX


Part I.  Financial Information                                             Page
                                                                           ----

     Consolidated Balance Sheets - June 1, 1997 and
          December 1, 1996                                                   4
     Consolidated Statements of Income - Three Months and Six Months
          Ended June 1, 1997 and June 2, 1996                                5
     Consolidated Statements of Cash Flows - Three Months and Six Months
          Ended June 1, 1997 and June 2, 1996                                6
     Notes to Consolidated Financial Statements                              8
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Part II.  Other Information                                                 11

                        PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         June 1,             December 1,
                                                                          1997                  1996
                                                                      -----------            -----------
                                                                      (Unaudited)             (Audited)
                                                                                 ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $    498               $  1,897
Accounts receivable, net                                                   20,860                 22,726
Inventories:
   Finished goods                                                           3,129                  3,037
   Work-in-process                                                          2,597                  2,636
   Raw materials                                                            6,243                  6,710
                                                                         --------               --------
Total inventories                                                          11,969                 12,383
Deferred income tax asset                                                     284                    284
Prepaid expenses                                                              397                    492
                                                                         --------               --------
         TOTAL CURRENT ASSETS                                              34,008                 37,782

PROPERTY AND EQUIPMENT, net                                                14,151                 14,390

OTHER NONCURRENT ASSETS                                                    12,073                 12,108
                                                                         --------               --------
                                                                         $ 60,232               $ 64,280
                                                                         ========               ========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                     $    327               $    420
Short term bank borrowings                                                  1,572                  3,610
Accounts payable and accrued liabilities                                   12,764                 14,782
Income taxes payable                                                            -                    988
                                                                         --------               --------
     TOTAL CURRENT LIABILITIES                                             14,663                 19,800

LONG-TERM AND DEFERRED LIABILITIES                                          4,560                  4,292
                                                                         --------               --------

     TOTAL LIABILITIES                                                     19,223                 24,092
                                                                         --------               --------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                     June 1      December 1
                                      1997          1996
                                   ----------    ----------
Authorized shares                  20,000,000    20,000,000
Issued shares                      14,640,258    14,564,103                14,640                 14,564
Outstanding shares                 13,021,733    13,254,858

CAPITAL IN EXCESS OF PAR VALUE                                              8,512                  8,349
RETAINED EARNINGS                                                          27,174                 24,033
                                                                         --------               --------
                                                                           50,326                 46,946
Less treasury stock 1,618,525 shares in 1997 and
1,309,245 shares in 1996, at cost                                          (9,317)                (6,758)
                                                                         --------               --------

     TOTAL STOCKHOLDERS' EQUITY                                            41,009                 40,188
                                                                         --------               --------
                                                                         $ 60,232               $ 64,280
                                                                         ========               ========

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 1, 1997 AND JUNE 2, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                      Three Months Ended       Six Months Ended
                                     June 1,      June 2,     June 1,    June 2,
                                      1997         1996        1997       1996
                                    --------     --------    --------   --------
                                     ($ in thousands - except per share amounts)
Net shipments                       $ 32,912     $ 35,080    $ 68,328   $ 69,873

Cost of shipments                     24,232       26,335      49,855     53,624
                                    --------     --------    --------   --------

  Gross profit                         8,680        8,745      18,473     16,249

Selling and administrative
  expenses                             6,579        6,816      13,056     13,182
                                    --------     --------    --------   --------

  Operating income                     2,101        1,929       5,417      3,067

Interest expense                         (70)         (88)       (150)      (199)

Other income                             509          369         786        712
                                    --------     --------    --------   --------

  Earnings before taxes                2,540        2,210       6,053      3,580

Taxes on income                          847          878       2,250      1,417
                                    --------     --------    --------   --------

Net earnings                        $  1,693     $  1,332    $  3,803   $  2,163
                                    ========     ========    ========   ========

Earnings per share - primary
  and fully diluted                 $   0.13     $   0.10    $   0.28   $   0.16
                                    ========     ========    ========   ========

Weighted average shares
  outstanding                         13,432       13,452      13,543     13,435

Dividends declared and paid
  per share

   Quarter Ended                                                1997        1996
   -------------                                               ------      ------
   First quarter                                              $ 0.025      $ 0.02
   Second quarter                                               0.025        0.02
                                                              -------      ------
   Total for the six months
      ended June 1, 1997
      and June 2, 1996                                         $ 0.05       $0.04
                                                               ======       =====

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 1, 1997 AND JUNE 2, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                                       1997              1996
                                                     --------          --------
                                                            ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                       $ 70,234          $ 68,731
  Cash paid to suppliers and employees                (62,749)          (65,464)
  Income taxes paid, net of refunds                    (3,279)           (1,270)
  Interest paid                                          (150)             (199)
  Interest received                                       202               162
  Other receipts - net                                    460               550
                                                     --------          --------
Net cash and cash equivalents provided by
  operating activities                                  4,718             2,510
                                                     --------          --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment            338                 0
  Capital expenditures                                 (1,342)           (1,512)
  Sale (purchase) of marketable securities                 -                 (3)
                                                     --------          --------
Net cash used in investing activities                  (1,004)           (1,515)
                                                     --------          --------

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit     (2,038)             (154)
  Payments to reduce long-term debt                       (93)             (112)
  Proceeds from issuance of common stock                  239                81
  Dividends paid                                         (662)             (540)
  Purchase of treasury stock                           (2,559)             (222)
                                                     --------          --------
Net cash used in financing activities                  (5,113)             (947)
                                                     --------          --------

Net increase (decrease) in cash and cash equivalents   (1,399)               48
Cash and cash equivalents at beginning of period        1,897               323
Cash and cash equivalents at end of period           $    498          $    371
                                                     ========          ========

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 1, 1997 AND JUNE 2, 1996
UNAUDITED
--------------------------------------------------------------------------------
Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                        1997           1996
                                                      -------        -------
                                                           ($ Thousands)
Net earnings                                          $ 3,803        $ 2,163
                                                      -------        -------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
  Depreciation and amortization                         1,472          1,194
  Provision for deferred compensation                     361            376
  Payments made for deferred compensation                (343)          (298)
  Provision for losses on accounts receivable               1            188
  Loss (gain) on disposition of assets                   (124)            -
  Change in operating assets and liabilities
    Decrease (increase) in accounts receivable          1,865         (1,142)
    Decrease (increase) in inventories                    414          1,141
    Decrease (increase) in prepaid expenses                95            340
    Decrease (increase) in cash value of
      life insurance                                      (60)           (58)
    Decrease (increase) in other assets                   (10)            (9)
    Increase (decrease) in accounts payable            (2,777)        (2,248)
    Increase (decrease) in accrued expenses             1,009            716
    Increase (decrease) in income taxes payable          (988)           147
                                                      -------        -------
      Total adjustments                                   915            347
                                                      -------        -------
Net cash provided by operating activities             $ 4,718        $ 2,510
                                                      =======        =======

                See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 1, 1997 and the results of operations and cash flows for the six-months ended June 1, 1997 and June 2, 1996.

Note 2 - The results of operations for the six months ended June 1, 1997 and June 2, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3 - In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which established new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the six months ended June 1, 1997 and June 2, 1996, basic and diluted earnings per share would have been as follows:

                                         1997        1996
                                        -----       -----

          Basic earnings per share      $0.29       $0.16
          Diluted earnings per share    $0.28       $0.16

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Six Months ended June 1, 1997 Compared to Six Months ended June 2, 1996.

Net shipments during the first six months of 1997 decreased by $1,545,000, or 2.2%, to $68,328,000 from $69,873,000 in 1996. Management believes that shipments decreased primarily from the decision in 1996 to eliminate or de-emphasize certain unprofitable product categories and recent softness at retail in the furniture industry.

Gross profit during the first six months of 1997 increased by $2,224,000, or 13.7%, to $18,473,000 from $16,249,000 in 1996. Gross profit as a percentage of net shipments during the first six months in 1997 increased to 27.0% from 23.3% in 1996. Positively impacting gross margins were improvements in product mix , manufacturing efficiency improvements and in the second quarter, favorable adjustments to accruals for health and medical expenditures.

Selling and administrative expenses during the first six months of 1997 decreased by $126,000, or 1.0%, to $13,056,000 from $13,182,000 in 1996. Selling and administrative expenses as a percentage of net shipments during the first six months of 1997 were 19.1% versus 18.9% in 1996.

Operating income was $5,417,000 versus $3,067,000 in the prior year. The increase primarily reflects higher gross margins in 1997.

Net interest expense during the first six months of 1997 decreased by $49,000, or 24.6%, to $150,000 from $199,000 in 1996. The decrease in net interest expense resulted from reduced long-term debt and reduction in short-term borrowings.

Other income during the first six months of 1997 increased by $74,000 to $786,000 from $712,000 in 1996. The increase in other income was due primarily to a gain from sale of rental property located in Leesburg, Florida partially offset by reduced rental income from a vacancy in rental property located in Christiansburg, VA.

The effective tax rate for the first half of 1997 was 37.2% versus 39.6% in 1996, primarily reflecting the favorable settlement of a state tax litigation.

Net earnings during the first six months of 1997 increased by $1,640,000 to $3,803,000 from $2,163,000 in 1996 primarily reflecting an increase in gross profit percentage, lower operating expenses and a reduction in the effective tax rate.

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

Net cash provided by operating activities was $4,718,000 during the first six months of 1997 versus $2,510,000 in 1996. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $1,342,000 during the first six months of 1997 and $1,512,000 in 1996. These expenditures were incurred primarily in connection with maintaining the Company's production capacity and certain additions of equipment and systems.

Net cash used in financing activities during the first six months of 1997 was $5,113,000 versus $947,000 in 1996. In 1997, these activities related primarily to the decrease in short-term borrowings, cash dividends and purchase of treasury stock.

The Company had current maturities only on long-term debt of $327,000 at June 1, 1997.

The Company has unsecured short-term bank lines of credit totaling $22 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of June 1, 1997 was approximately $1.6 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None

Item 2.  Changes in Securities.
------------------------------

None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

None

Item 4.   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None

Item 5.  Other Information.
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the second quarter of
    1997.

b.  Reports on Form 8-K:    None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           ROWE FURNITURE CORPORATION
                                           --------------------------
                                           Registrant



Date: July 11, 1997                        /s/ Arthur H. Dunkin
      -------------                        --------------------------
                                           Arthur H. Dunkin
                                           Secretary-Treasurer