Form 10-Q
period 1997-08-31
ROWE FURNITURE CORP
filed 1997-10-15
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     August 31, 1997     Commission File Number    1-10226
                   ---------------------                          ---------

                          ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      NEVADA                                                54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)


 239 Rowan Street - Salem, Virginia                            24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    540-389-8671
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

                                                           YES   X      No
                                                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


          Class                                 Outstanding at August 31, 1997
---------------------------------------         ------------------------------
Common stock, par value $1.00 per share               12,901,593 shares

                          ROWE FURNITURE CORPORATION

                                     INDEX


Part I.  Financial Information                                                       Page
                                                                                     ----
         Consolidated Balance Sheets - August 31, 1997 and
                  December 1, 1996                                                     4
         Consolidated Statements of Operations-  Three Months and Nine Months
                  Ended August 31, 1997 and September 1, 1996                          5
         Consolidated Statements of Cash Flows - Three Months and Nine Months
                  Ended August 31, 1997 and September 1, 1996                          6
         Notes to Consolidated Financial Statements                                    8
         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            9

Part II.  Other Information                                                           11

                       PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                 August 31      December 1
                                                                                                 ---------      ----------
                                                                                                      1997            1996
                                                                                                  --------        --------
                                                                                                (Unaudited)      (Audited)
                                                                                                        ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                         $  1,069        $  1,897
Accounts receivable, net (Note 2)                                                                   17,949          22,726
Refundable Income Taxes                                                                              1,131            --
Inventories:
   Finished goods                                                                                    4,038           3,037
   Work-in-process                                                                                   2,650           2,636
   Raw materials                                                                                     6,083           6,710
                                                                                                  --------        --------
Total inventories                                                                                   12,771          12,383
Deferred income tax asset                                                                              284             284
Prepaid expenses                                                                                       589             492
                                                                                                  --------        --------
   Total current assets                                                                             33,793          37,782

PROPERTY AND EQUIPMENT, net                                                                         14,468          14,390

OTHER NONCURRENT ASSETS                                                                             12,062          12,108
                                                                                                  --------        --------

                                                                                                  $ 60,323        $ 64,280
                                                                                                  ========        ========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term liabilities                                                       $     --        $    420
Short term bank borrowings                                                                           2,253           3,610
Accounts payable and accrued liabilities                                                            14,816          14,782
Income taxes payable                                                                                    14             988
                                                                                                  --------        --------

   Total current liabilities                                                                        17,083          19,800

LONG-TERM AND DEFERRED LIABILITIES                                                                   4,373           4,292
                                                                                                  --------        --------

   Total liabilities                                                                                21,456          24,092
                                                                                                  --------        --------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                                           August 31       December 1
                                                                1997             1996
                                                          ----------------------------
Authorized shares                                         20,000,000       20,000,000
Issued shares                                             14,663,858       14,564,103               14,664          14,564
Outstanding shares                                        12,901,593       13,254,858

CAPITAL IN EXCESS OF PAR VALUE                                                                       8,616           8,349
RETAINED EARNINGS                                                                                   25,948          24,033
                                                                                                  --------        --------
                                                                                                    49,228          46,946
Less treasury stock 1,762,265 shares in 1997 and
1,309,245 shares in 1996, at cost                                                                  (10,361)         (6,758)
                                                                                                  --------        --------

   Total stockholders' equity                                                                       38,867          40,188
                                                                                                  --------        --------
                                                                                                  $ 60,323        $ 64,280
                                                                                                  ========        ========

                 See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 1997 AND
SEPTEMBER 1, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                                                                  Three Months Ended         Nine Months Ended
                                                                                Aug. 31      Sept. 1      Aug. 31      Sept. 1
                                                                                   1997         1996         1997         1996
                                                                              ---------    ---------    ---------    ---------
                                                                                 ($ in thousands - except per share amounts)
Net shipments                                                                 $  34,335    $  34,768    $ 102,663    $ 104,641

Cost of shipments                                                                25,287       25,157       75,142       78,781
                                                                              ---------    ---------    ---------    ---------

   Gross profit                                                                   9,048        9,611       27,521       25,860

Selling and administrative
   expenses (Note 2)                                                             10,820        6,823       23,876       20,005
                                                                              ---------    ---------    ---------    ---------

   Operating income (loss)                                                       (1,772)       2,788        3,645        5,855

Interest expense                                                                    (56)         (47)        (206)        (246)

Other income                                                                        376          343        1,162        1,055
                                                                              ---------    ---------    ---------    ---------

   Earnings (loss) before taxes (benefit)                                        (1,452)       3,084        4,601        6,664

Taxes on income (benefits)                                                         (548)       1,177        1,702        2,594
                                                                              ---------    ---------    ---------    ---------

Net earnings (loss)(Note 2)                                                   $    (904)   $   1,907    $   2,899    $   4,070
                                                                              =========    =========    =========    =========

Earnings (loss) per share - primary
  and fully diluted (Note 2)                                                  $   (0.07)   $    0.14    $    0.22    $    0.30
                                                                              =========    =========    =========    =========

Weighted average shares outstanding                                              13,269       13,358       13,451       13,409

Dividends declared and paid per share

      Quarter Ended                                                                                          1997         1996
      -------------                                                                                     ---------    ---------
      First quarter                                                                                     $   0.025    $    0.02
      Second quarter                                                                                    $   0.025    $    0.02
      Third quarter                                                                                     $   0.025    $    0.02
                                                                                                        ---------    ---------
      Total for the nine months
        ended August 31, 1997
        and September 1, 1996                                                                           $   0.075    $    0.06
                                                                                                        =========    =========

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996
UNAUDITED
--------------------------------------------------------------------------------

                                                            1997        1996
                                                            ----        ----
                                                             ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                        $ 103,491    $ 101,928
   Cash paid to suppliers and employees                  (93,368)     (95,613)
   Income taxes paid, net of refunds                      (3,807)      (2,116)
   Interest paid                                            (206)        (246)
   Interest received                                         339          273
   Other receipts - net                                      709          782
                                                       ---------    ---------
Net cash and cash equivalents provided by
   operating activities                                    7,158        5,008
                                                       ---------    ---------
Cash flows from investing activities:
   Proceeds from sale of property and equipment              338            0
   Capital expenditures                                   (2,326)      (3,021)
   Purchase of marketable securities                          --           (3)
                                                       ---------    ---------
Net cash used in investing activities                     (1,988)      (3,024)
                                                       ---------    ---------
Cash flows from financing activities:
   Net borrowings under line of credit                    (1,357)         906
   Payments to reduce long-term debt                        (420)        (429)
   Proceeds from issuance of common stock                    367          141
   Dividends paid                                           (985)        (809)
   Purchase of treasury stock                             (3,603)      (1,137)
                                                       ---------    ---------
Net cash used in financing activities                     (5,998)      (1,328)
                                                       ---------    ---------

Net increase (decrease) in cash and cash equivalents        (828)         656
Cash and cash equivalents at beginning of period           1,897          323
                                                       ---------    ---------
Cash and cash equivalents at end of period             $   1,069    $     979
                                                       =========    =========

                See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 31, 1997 AND SEPTEMBER 1, 1996
UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:


                                                                         1997      1996
                                                                         ----      ----
                                                                         ($ Thousands)

Net earnings                                                         $ 2,899    $ 4,070
                                                                     -------    -------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                       2,177      1,837
   Provision for deferred compensation                                   758        491
   Payments made for deferred compensation                              (427)      (340)
   Provision for losses on accounts receivable                         3,924        249
   Loss (gain) on disposition of assets                                 (124)      --
   Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         853     (2,713)
      Decrease (increase) in inventories                                (388)       798
      Decrease (increase) in prepaid expenses                            (97)       550
      Decrease (increase) in cash value of
         life insurance                                                  (90)       (86)
      Decrease (increase) in other assets                                 (7)        18
      Increase (decrease) in accounts payable                         (1,568)    (2,001)
      Increase (decrease) in accrued expenses                          1,353      1,657
      Increase (decrease) in income taxes payable (refundable)        (2,105)       478
                                                                     -------    -------
         Total adjustments                                             4,259        938
                                                                     -------    -------
Net cash provided by operating activities                            $ 7,158    $ 5,008
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

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 1997 and the results of operations and cash flows for the nine-months ended August 31, 1997 and September 1, 1996.

Note 2 - In the third quarter, the Company recorded unusual charges of $2.7 million or $0.21 per share, ($0.20 per share for nine months) primarily associated with the write-off of a receivable for Levitz Furniture.

         Levitz Furniture, a major customer of the Company (representing 14% of sales year-to-date), filed a voluntary petition for protection under Chapter XI of the federal bankruptcy code on September 5, 1997. Although there may be some chance of recovery of a portion of the receivable, the Company wrote off the balance of its receivable from Levitz in full due to the uncertainty of future recoveries, if any.

         Levitz has received debtor-in-possession financing commitments. Accordingly, the Company has resumed shipments to Levitz.

Note 3 - The results of operations for the nine months ended August 31, 1997 and September 1, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 4 - In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings per Share", which established new standards for computations of earnings per share. Statement No. 128 will be effective for periods ending after December 15, 1997 and will require presentation of: (1) "Basic Earnings per Share", computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share", which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Had FAS 128 been effective for the nine months ended August 31, 1997 and September 1, 1996, basic and diluted earnings per share would have been as follows:


                                             1997          1996
                                             ----          ----
          Basic earnings per share          $0.22         $0.30
          Diluted earnings per share        $0.22         $0.30

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine months ended August 31, 1997 Compared to Nine Months ended September 1,
1996.

Net shipments during the first nine months of 1997 decreased by $1,978,000 or 1.9% to $102,663,000 from $104,641,000 in 1996. Management believes that shipments decreased primarily from the decision in 1996 to eliminate or de-emphasize certain unprofitable product categories and the halting of shipments to Levitz Furniture, a major retail customer in August 1997. Levitz Furniture has filed for protection under Chapter XI of the federal bankruptcy code.

Gross profit during the first nine months of 1997 increased by $1,661,000 or 6.4% to $27,521,000 from $25,860,000 in 1996. Gross profit as a percentage of net shipments during the first nine months in 1997 increased to 26.8% from 24.7% in 1996. Positively impacting gross margins were improvements in product mix and manufacturing efficiencies versus prior year.

Selling and administrative expenses during the first nine months of 1997 increased by $3,871,000 or 19.4% to $23,876,000 from $20,005,000 in 1996.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 1997 were 23.3% versus 19.1% in 1996. The increase as a percent of shipments of 4.2% is primarily the result of the accounts receivable write-off for Levitz Furniture. Excluding the unusual charges, operating expenses as a percentage of shipments declined by approximately 2%.

Operating income was $3,645,000 versus $5,855,000 in the prior year. The decrease reflects the accounts receivable write-off of Levitz Furniture partially offset by higher gross margins in 1997.

Net interest expense during the first nine months of 1997 decreased by $40,000 or 16.3% to $206,000 from $246,000 in 1996. The decrease in net interest expense resulted from the elimination of long-term debt and reduced short-term borrowings.

Other income during the first nine months of 1997 increased by $107,000 to $1,162,000 from $1,055,000 in 1996. The increase in other income was due primarily to a gain from sale of rental property located in Leesburg, Florida partially offset by reduced rental income from a vacancy in rental property located in Christiansburg, Virginia.

Net earnings during the first nine months of 1997 decreased by $1,171,000 to $2,899,000 from $4,070,000 in 1996, reflecting the unusual charges in the third quarter, primarily the Levitz Furniture accounts receivable write-off, partially offset by an increase in gross profit percentage, lower other operating expenses and a reduction in the effective tax rate. Included in net earnings for 1997 was unusual charges of $2.7 million after taxes.

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

Net cash provided by operating activities was $7,158,000 during the first nine months of 1997 versus $5,008,000 in 1996. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $2,326,000 during the first nine months of 1997 and $3,021,000 in 1996. These expenditures were incurred primarily in connection with expanding the Company's production capacity.

Net cash used in financing activities during the first nine months of 1997 was $5,998,000 versus $1,328,000 in 1996. In 1997, these activities related primarily to the decrease in short-term borrowings, cash dividends paid and the purchase of treasury stock.

As of August 31, 1997, the Company had no outstanding long-term debt.

The Company has unsecured short-term bank lines of credit totaling $22 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of August 31, 1997 was approximately $2.3 million.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1997.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

None

Item 2.  Changes in Securities.
-------------------------------

None

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

None

Item 4   Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

None

Item 5  Other Information.
--------------------------

None

Item 6 Exhibits and Reports on Form 8-K.
----------------------------------------

a. Exhibits: Exhibit 27 - Financial Data Schedule for the third quarter of 1997.

b. Reports on Form 8-K: None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       ROWE FURNITURE CORPORATION
                                       --------------------------
                                       Registrant





Date:   October 15, 1997               /s/ Arthur H. Dunkin
        ----------------------         ----------------------------
                                        Arthur H. Dunkin
                                        Secretary-Treasurer