Form 10-K405
period 1997-11-30
ROWE FURNITURE CORP
filed 1998-02-23
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended November 30, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 12, 1998 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $79,173,199.

     As of February 12 1998, there were issued and outstanding 12,544,327 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  DOCUMENT                                                                  WHERE INCORPORATED
  --------                                                                  ------------------
Portions of Annual Report for the year ended November 30, 1997                Parts II and IV
Portions of the Annual Proxy Statement for the year ended November 30, 1997   Part III

                                    PART I


ITEM 1.  BUSINESS.

GENERAL

The Company is a designer and manufacturer of furniture, primarily consisting of sofas, sleeper sofas, loveseats and chairs. The Company's products are sold primarily in the middle to upper-middle price range, with sofas customarily retailing between $600 and $1,400.

The Company sells its products nationwide through an exclusive sales force of commissioned employees to over 1,000 national, regional and local retailers consisting of furniture chains, independent furniture retailers, warehouse showrooms, and over 100 Rowe ShowPlace locations. Ten of the Rowe ShowPlace locations are operated by the Company. A Rowe ShowPlace is either a dedicated gallery area within a retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis. The Company's manufacturing facilities consist of four plants, two of which are located in Missouri and two of which are located in Virginia. In addition to manufacturing its own line of furniture, the Company manufactures furniture frames and kiln-dries hardwood and pine lumber for outside customers. As of January 1, 1998, through a newly-created, wholly-owned subsidiary, The Wexford Collection, Inc., the Company manufacturers a line of solid wood casual furniture. This subsidiary was formed to acquire the assets and liabilities of J & M Designs, Ltd., d.b.a. The Wexford Collection, a ten year old manufacturer located in Carson, California.

Rowe Furniture Corporation was founded as a furniture manufacturer in June, 1946, and its original manufacturing facility is located in Salem, Virginia. In 1968, the Company expanded its operations to the Midwest with the addition of its first facility in Missouri.

The Company is incorporated under the laws of Nevada. Its principal administrative offices are located at 239 Rowan Street, Salem, Virginia 24153, and its telephone number is (540) 389-8671. Unless the context indicates otherwise, references herein to the "Company" include Rowe Furniture Corporation, its predecessors, and its subsidiaries.

Effective December 3, 1995, the Company merged its four manufacturing subsidiaries (Rowe Furniture Corporation-Virginia, Rowe Furniture Corporation-Missouri, Salem Frame Company, Inc. and Himmelberger-Harrison Company, Inc.) into a wholly-owned subsidiary, Rowe Manufacturing, Inc. On December 1, 1997, all of the assets of Rowe Manufacturing, Inc., exclusive of intellectual property, were transferred to a new wholly-owned subsidiary, Rowe Industries, Inc. Rowe Manufacturing, Inc. was then merged into the Company. These reorganizations were effected to simplify the organizational structure and improve internal reporting.

December, 1997, The Wexford Collection, Inc., a new wholly-owned subsidiary was created to acquire the assets and liabilities of J & M Designs, Ltd.

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

In addition, the Company has enhanced its marketing efforts to existing retailers, while identifying and adding new retailers in existing markets and in regions where its products are not widely distributed. When adding retailers, the Company targets financially sound retailers committed to progressive marketing techniques. The Company also has implemented plans to increase foreign sales and to add new Rowe ShowPlace locations.

STRATEGY

Management believes in the importance of maintaining strong relationships with customers and responding effectively to their demands. The Company's objective is to provide enhanced service and value to its customers through quick delivery of high quality upholstered furniture at competitive prices. The key elements of the Company's strategy to achieve this objective include:

Product Quality and Value. The Company is committed to providing high quality, value oriented furniture at competitive prices. Management believes the Company adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime limited warranty applicable to all the Company's products covering the frames, springs, mechanisms and selected cushions reflects the Company's commitment to high quality. The Company has been successful in providing this quality while generally holding prices constant in recent years.

Employee Involvement and Compensation. A critical component of the Company's strategy has been the implementation of what management believes to be an innovative employee involvement program. The furniture industry has traditionally compensated manufacturing employees on a piecework basis. Management believes that piecework compensation, which rewards employees based upon the number of units produced by the individual employee or production line, emphasizes quantity. A focus on quantity is often at the expense of quality, and does not provide incentive for employees to produce high quality products and to generate ideas that will contribute to facility-wide efficiency improvements. In contrast, the Company encourages all employees to participate in decision-making, and compensates employees based on hourly rates plus monthly bonuses for productivity improvements and cost reductions on a facility-wide basis. This approach provides incentives for employees to contribute to facility-wide efficiency, quality improvements and cost reductions, and has also reduced supervisory expense. Management believes that the employee involvement and compensation program has contributed significantly to improvements in operating efficiencies, labor productivity, employee morale, product quality and customer service.

Dedication to Customer Service. The Company is dedicated to providing a high level of service to all its customers. The Company maintains close contact and communicates frequently with its customers in order to better identify, understand and meet their needs. Management believes the utilization of Company-employed sales persons enables it to better communicate with its customers.

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

Manufacturing Efficiencies. Management has taken a number of steps to improve the Company's manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to manage more effectively its inventories, purchasing, labor and manufacturing processes; the development of its employee involvement program; and the establishment of new internal systems to control overhead and material usage. In addition, the Company has added modern equipment, such as computerized routers utilized in its milling operations and new computerized cover cutting machines that enhance efficiencies. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the Company will maintain a competitive advantage in marketing its products.

Expanding Retail Distribution. Despite the recent consolidation in the retail furniture industry, management believes there are ample opportunities to expand the Company's retail distribution network. The Company strives to maintain strong relationships with, and increase sales to, its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products currently are not widely distributed, such as the Southwest and the West. When adding retailers, the Company targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a significant portion of the Company's product line. The Company also intends to increase the number of Rowe ShowPlace locations in selected markets. In addition, the Company has implemented plans to increase foreign sales, and has become affiliated with nonexclusive commissioned sales representatives in Canada, Mexico, Scandinavia, the Caribbean, the Middle East, the Far East, Australia and other regions.

THE INDUSTRY

As reported by the American Furniture Manufacturers Association in December, 1997 the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 1997.

                                                      Year Ended December 31,
                                                   ----------------------------
                                                   1994    1995    1996    1997
                                                   ----    ----    ----    ----
                                                           (in billions)

     Industry shipments                           $18.6   $19.0   $20.0   $21.1
     Upholstered furniture shipments                7.1     7.4     7.9     8.4

The principal categories of furniture products include wood, upholstered and metal furniture products. Of these categories, wood is the largest, representing approximately half of total industry sales, while upholstered furniture represents approximately 40% and metal and other products account for the balance. Within each category, furniture manufacturers generally focus on particular price ranges and styles.

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

PRODUCT LINES

The Company's products encompass a full line of upholstered furniture including sofas, sleeper sofas, loveseats, and chairs. The Company's products are available in approximately 600 different fabrics. Styles offered include traditional, contemporary, and country. The Company also markets under the Rowe name a limited line of leather furniture purchased from another manufacturer.
In addition, the Company-owned Rowe ShowPlace locations offer complementary accessory items such as lamps, rugs, and tables from other manufacturers.

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

MARKETING AND SALES

The Company has developed a broad and diverse national customer base. The Company sells its products through commissioned sales personnel who are employees of the Company dedicated to marketing the Company's products exclusively. Management believes that this gives the Company a competitive advantage over many of its competitors which sell their products through independent sales representatives who represent more than one manufacturer. The Company's products are sold to over 1,000 national, regional, and local furniture retailers, including Levitz, Leath, Jordan's Furniture, Star Furniture and Sears Homelife. During 1997, Levitz accounted for approximately 16% of the Company's 1997 shipments, and its ten largest customers (including Levitz) accounted for approximately 34% of 1997 shipments. Other than Levitz, no customer accounted for more than 3% of the 1997 shipments. While the loss of Levitz or other large customers could have a material adverse effect on its business, management believes that dependence on any one customer will diminish as the Company diversifies its customer base and the markets served.

While the Company sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the Company's products are not currently widely distributed. The Company has targeted key retailers in these markets as opportunities for further growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The Company displays its product lines and introduces new products in April and October of each year at an eight day furniture market held in High Point, North Carolina. The Company maintains a 28,000 square foot showroom at the High Point market. In addition, the Company has developed plans to increase sales in foreign markets. Approximately 5% of 1997 sales were to customers located outside of the United States.

ROWE SHOWPLACE PROGRAM

A Rowe ShowPlace is either a dedicated gallery area within an independent retail furniture store or a freestanding retail furniture store where the Company's products are displayed on an exclusive basis together with other manufacturers' complementary furniture accessories. The Company has implemented the Rowe ShowPlace program featuring the Company's furniture in order to increase its market penetration and name recognition among customers. There are currently approximately over 100 Rowe ShowPlace locations in operation. Most are dedicated galleries located within stores operated by retailers that also sell other manufacturers' products, six are freestanding independently owned retail locations, and ten are freestanding Company-owned retail locations. In-store locations are situated on a separate, generally prominent part of the sales floor dedicated to displaying the Company's products and marketing materials. The Rowe ShowPlace program accounted for more than 15% of the Company's fiscal 1997 shipments.

A Rowe ShowPlace offers the retail customer a choice of a wide variety of contemporary and traditional upholstered furniture styles, as well as approximately 600 different fabrics. By choosing various combinations of style and fabric, the consumer is able to customize his or her selection.

Most Rowe ShowPlace locations, including all freestanding locations, have a point-of-sale computer system that displays any fabric on any style, allowing the consumer to combine fabrics and styles and have an immediate picture of the finished product before making a selection.

The Company's emphasis will continue to be on opening additional Rowe Furniture Galleries in select retail furniture stores and freestanding Company-owned Rowe ShowPlace stores where additional locations are planned for 1998. The expansion of Company-owned ShowPlace stores is supported by the addition of personnel with furniture retailing experience. The Company is expanding the program of national advertising intended to increase recognition of the Rowe name and to complement the development of the Rowe ShowPlace program. The freestanding Rowe ShowPlace locations are subject to all of the risks generally associated with operating a retail establishment, including suitable site selection, competition for retail customers, and the need for qualified management and sales personnel. In addition, because the Rowe ShowPlace program accounted for more than 15% of fiscal 1997 shipments, a material reduction in sales at such stores may have an adverse effect on the Company's results.

MANUFACTURING AND DISTRIBUTION

The Company's upholstery and frame manufacturing operations are conducted in four owned facilities, two located in Virginia and two located in Missouri, comprising an aggregate of approximately one million square feet. In addition to manufacturing its own lines of furniture, the Company manufacturers furniture frames and kiln dries hardwood and pine lumber for outside customers. Manufacturing for The Wexford Collection line of wood furniture is conducted in a 103,000 sq. ft. facility under a long-term lease in Carson, California.

Manufacturing Process. The Company utilizes a vertically integrated manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric cutting and sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. The Company manufactures and assembles all of the frames used in its upholstered furniture. The Company utilizes computer-aided design patterns for manufacturing frames and upholstered furniture and utilizes specialized machines in the fabric cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping.

Employee Involvement and Compensation. A key aspect of the Company's manufacturing process is its employee involvement and compensation program. This program involves all of the Company's workers in the improvement of the manufacturing process by providing incentives to increase productivity, to reduce costs, and to improve quality. The Company encourages all employees to participate in decision-making, and compensates employees based on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. Since implementation of the program, the Company has experienced a significant increase in employee suggestions leading to such improvements and reductions. On a facility-wide basis, 1997 incentive bonuses ranged up to approximately 15% of hourly compensation. Salaried employees also participate in this program, however, their bonuses cannot exceed the highest amount paid to an hourly employee.

Computer Systems. The Company makes extensive use of a computerized management information system (MIS) in the manufacturing process. The MIS, which includes software developed by the Company, helps the Company manage order entry, purchasing, labor, inventories, receivables, and product shipping. Management believes that its MIS is advanced by furniture industry standards; however, the Company intends to continue to upgrade the system by developing and/or purchasing new software to handle new applications and additional demands of anticipated future growth. New software that is currently being installed in connection with a more fully integrated system will address a portion of the Company's year 2000 issues.

Other year 2000 issues are being assessed by an internal task-force to determine the score of changes needed to software and equipment.

Manufacturing Capacity. While the Company primarily operates its manufacturing facilities on a one-shift, five or six day per week basis, partial second shifts are in operation at all its facilities. Management believes that the Company could increase production without substantial capital expenditures by expanding the number of personnel on both first and second shifts.

Backlog. The Company generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The Company's backlog of unshipped orders was approximately $14.4 million as of November 30, 1997 as compared to $10.4 million as of December 1, 1996, higher primarily from increased orders in the last half of 1997. The Company anticipates that 100% of the backlog as of November 30, 1997 will be shipped in 1998.

Distribution. The Company has contracted with a truck leasing company to provide dedicated carriage services of its products. Under the agreement, the Company's products are delivered in accordance with the Company's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Company's name. Management believes that the arrangement offers the Company favorable terms, allows it to meet its delivery deadlines, and improves the Company's name recognition. For West Coast shipments, the Company has what management believes to be a favorable arrangement for carriage of the Company's products with third party motor carriers. For international shipments, upholstered furniture is shipped primarily in full containers utilizing third-party freight forwarders. Approximately 90% of the Company's fiscal year 1997 upholstered shipments were delivered under these arrangements.

RAW MATERIALS

The raw materials used by the Company include fabrics, hardwood lumber, plywood, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber and fabric, all raw materials used by the Company are generally available on an "as needed" basis. The Company maintains what it believes to be an adequate supply of raw materials in inventory.

The Company currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, a single supplier. However, management does not believe the Company is dependent upon a single supplier for any of its materials, as substitute suppliers are available. Management believes that its sources of raw materials are adequate and that it forms strong relationships with its suppliers and negotiates favorable prices for its raw materials.

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

EMPLOYEES

As of November 30, 1997, the Company employed approximately 1,650 full-time employees, of which 194 are in management, supervisory, and sales positions. Approximately 100 employees employed at a single plant, 8 of whom are members of a labor union, are covered by a collective bargaining agreement. No other employees are covered by such an arrangement, and the Company considers its employee relations to be good.

TRADEMARKS

The Company has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions" and "The ShowPlace" trademarks with the United States Patent and Trademark Office. Applications for registration of the Company's "Cover Ups", "Comfortable Stuff" and "Comfortable Stuff by Rowe" trademarks are pending before the United States Patent and Trademark Office. In connection with the Company's acquisition of J & M Designs, Ltd., the Company also owns the "The Wexford Collection" and "The Wexford Group" trademarks, which are registered with the United States Patent and Trademark Office and the California Secretary of State. In addition, the Company has certain of its trademarks registered in Australia, Canada and Mexico, and applications for registration of certain of the Company's trademarks are pending in Australia, Canada, Germany and the European Community. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

INSURANCE

The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains a self-insurance program for that portion of health care costs not covered by insurance.

ITEM 2.  PROPERTIES.

The following table sets forth certain information concerning the Company's manufacturing facilities:

                                                            Approximate
                                                                Size in
Location                      Description                   Square Feet
--------                      -----------                   -----------

Salem, Virginia               Administrative Office
                              and Manufacturing                 335,000
Salem, Virginia               Manufacturing                     241,000
Poplar Bluff, Missouri        Manufacturing                     300,000
Morehouse, Missouri           Manufacturing                     136,000
Carson, California            Administrative Office
                              and Manufacturing                 103,000

In addition, the Company maintains executive offices in leased offices in McLean, Virginia. The Company considers its equipment and its manufacturing and office facilities to be adequate and well-maintained.

In addition to its manufacturing and office facilities, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                              Approximate
                              Lease                               Size in
Location                      Expires        Description      Square Feet
--------                      -------        -----------      -----------

Christiansburg, Virginia      Various thru   Industrial            79,000*
                              02-28-02
Jessup, Maryland              Various thru   Office/
                              12-31-04       Industrial           180,000
Sylmar, California            03-31-04       Industrial           115,000

----------
* 12,000 square feet is currently leased.

The investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1988 for utilization as Company manufacturing facilities. In past years, the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February, 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. A retail property located in Leesburg, Florida which was acquired in 1984 was sold during fiscal year 1997. Aggregate rental income from investment properties, net of commissions, was $1,005,000, $1,442,000 and $1,399,000 in 1995, 1996 and 1997, respectively.


ITEM 3.  LEGAL PROCEEDINGS.

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company. While the outcome of these routine legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal proceedings should not have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 30, 1997.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) The information contained under the caption "Stock Price and Dividend Data" in the Annual Report to Stockholders for the fiscal year ended November 30, 1997 is included in Exhibit 13 hereto and incorporated herein by reference.

     (b)  Approximate Number of Equity Security Holders.

                                        Approximate Number of Record
     Title of Class                     Holders as of November 30, 1997
     --------------                     -------------------------------

     Common Stock, par value                        1,100
     $1.00 per share

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Five-year Summary" in the Annual Report to Stockholders for the fiscal year ended November 30, 1997 is included in Exhibit 13 hereto and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The management's discussion and analysis of financial condition and results of operations section of the Annual Report to Stockholders for the fiscal year ended November 30, 1997 is included in Exhibit 13 hereto and incorporated herein by reference.

FORWARD LOOKING INFORMATION

Certain portions of this report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report and the portions of Item II in Part I contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

ITEM 7A.  QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information in the Annual Report to Stockholders of the fiscal year ended November 30, 1997 is included in Exhibit 13 hereto and incorporated herein by reference:

     Consolidated Balance Sheets -- November 30, 1997 and December 1, 1996

     Consolidated Statements of Income --
      Years Ended November 30, 1997, December 1, 1996, and December 3, 1995

     Consolidated Statements of Stockholders' Equity --
      Years Ended November 30, 1997, December 1, 1996, and December 3, 1995

     Consolidated Statements of Cash Flows --
      Years Ended November 30, 1997, December 1, 1996, and December 3, 1995

     Notes to Consolidated Financial Statements (includes selected quarterly financial data)

     Report of Independent Certified Public Accountants

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    Part III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 12 through 14 of the Company's 1998 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.  Directors and Executive Officers.

The information required by Item 10 is contained in the Company's 1998 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 11.  Executive Compensation.

The information required by Item 11 is contained in the Company's 1998 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is contained in the Company's 1998 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions.

The information required by Item 13 is contained in the Company's 1998 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  1.  Financial Statements:

                 The consolidated balance sheets as of November 30, 1997 and December 1, 1996 and the related consolidated statements of income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 30, 1997 together with the report of BDO Seidman, LLP dated December 22, 1997, except for Note 12, which is as of January 2, 1998, appearing in the 1997 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1997 Annual Report to Stockholders.

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

              3.  Exhibits:

Exhibit
Number             Exhibit
------             -------

3.1 Articles of Incorporation of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

3.2 By-laws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

4 Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

10.1 Rowe Furniture Corporation 1983 Stock Option and Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.2 Rowe Furniture Corporation 1993 Stock Option and Incentive Plan (incorporated by reference to the Company's registration Statement on Form S-8 No. 2-94943 filed with the Securities and Exchange Commission on October 18, 1993)

10.3 Rowe Furniture Corporation Merged 401(k) and Employee Stock Ownership Plan dated December 1, 1991 (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.4 Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.5 Employment Agreement dated December 6, 1984 between the Company and Mr. Harvey I. Ptashek (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.6 Employment Agreement dated December 5, 1985 between the Company and Mr. Arthur H. Dunkin (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.7 Employment Agreement dated December 1, 1993 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.8 Rowe Furniture Corporation Cash-or-Deferred Non-Qualified Executive Retirement Plan (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 27, 1995)

10.9 Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach

13                Portions of the Annual Report for the year ended November 30,
                  1997

21                List of Subsidiaries

23                Consent of BDO Seidman, LLP

27                Financial Data Schedule

         (b) Reports on Form 8-K.

         One report on Form 8-K was filed in the fourth quarter of the Company's fiscal year. On November 26, 1997, a Form 8-K was filed reporting that on November 5, 1997, Rowe Furniture Corporation announced the completion of the 750,000 share buy-back program which was approved by the Board of Directors on November 6, 1996 (500,000 shares) and June 3, 1997 (250,000 shares) and announced that the Board of Directors approved the purchase of 1,000,000 shares of its common stock in open market transactions

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ROWE FURNITURE CORPORATION


                                           By:  /s/ ARTHUR H. DUNKIN
                                              ---------------------------------
February 12, 1998                             A. H. Dunkin, Secretary-Treasurer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                                    Date
---------                                            -----                                    ----
                                            Chairman of the Board
/s/ GERALD M. BIRNBACH                      President, Director                         February 12, 1998
---------------------------------           (Principal Executive Officer)
G. M. Birnbach



/s/ RICHARD E. CHENEY                       Director                                    February 12, 1998
---------------------------------
R. E. Cheney


                                            Secretary-Treasurer, Director
/s/ ARTHUR H. DUNKIN                        (Principal Financial and                    February 12, 1998
---------------------------------           Accounting Officer)
A. H. Dunkin

                                            Senior Vice President and
/s/ HARVEY I. PTASHEK                       Director                                    February 12, 1998
---------------------------------
H. I. Ptashek

/s/ CHARLES T. ROSEN                        Director                                     February 12, 1998
---------------------------------
C. T. Rosen



/s/ KEITH J. ROWE                           Director                                     February 12, 1998
---------------------------------
K. J. Rowe



/s/ SIDNEY J. SILVER                        Director                                     February 12, 1998
---------------------------------
S. J. Silver


/s/ ALLAN TOFIAS                            Director                                     February 12, 1998
---------------------------------
Allan Tofias


/s/ GERALD O. WOODLIEF                      Director                                     February 12, 1998
---------------------------------
G. O. Woodlief

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


Rowe Furniture Corporation
Salem, Virginia

The audits referred to in our report dated December 22, 1997, except for Note 12, which is as of January 2, 1998, relating to the consolidated financial statements of Rowe Furniture Corporation, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended November 30, 1997) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



High Point, North Carolina                      /s/ BDO SEIDMAN, LLP
December 22, 1997                               --------------------
                                                BDO SEIDMAN, LLP

                           ROWE FURNITURE CORPORATION
                                AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED NOVEMBER 30, 1997, DECEMBER 1, 1996, AND DECEMBER 3, 1995

                             (Thousands of Dollars)


      COL. A              COL. B              COL. C               COL. D           COL. E
-----------------------------------------------------------------------------------------------
                                             ADDITIONS
                                     -------------------------
                                         (1)          (2)
                                                   CHARGED TO
                          BALANCE AT  CHARGED TO        OTHER                       BALANCE AT
                           BEGINNING   COSTS AND     ACCOUNTS    DEDUCTIONS -           END OF
DESCRIPTION                OF PERIOD    EXPENSES     DESCRIBE        DESCRIBE           PERIOD
-----------------------------------------------------------------------------------------------
Allowance for doubtful
accounts - 1997                $ 300     $ 3,918        $  -         $ 3,902(A)          $ 316

Allowance for doubtful
accounts - 1996                $ 300     $   490        $  -         $   490(B)          $ 300

Allowance for doubtful
accounts - 1995                $ 300     $   179        $  -         $   179(C)          $ 300

(A)  Accounts charged off less bad debt recoveries of $274,000

(B)  Accounts charged off less bad debt recoveries of $69,000

(C)  Accounts charged off less bad debt recoveries of $55,000