Form 10-Q
period 1998-03-01
ROWE FURNITURE CORP
filed 1998-04-15
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 1, 1998          Commission File Number     1-10226
                   ------------------                              ------------

                          ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            NEVADA                                              54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 239 Rowan Street - Salem, Virginia                                24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:               540-389-8671
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

                                                      YES   X      No
                                                         -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                Class                              Outstanding at March 1, 1998
---------------------------------------            ----------------------------
Common stock, par value $1.00 per share                  12,543,566 shares

                           ROWE FURNITURE CORPORATION

                                      INDEX


Part I.  Financial Information                                            Page
                                                                          ----
         Consolidated Balance Sheets - March 1, 1998 and
                  November 30, 1997                                         4
         Consolidated Statements of Income - Three Months
                  Ended March 1, 1998 and March 2, 1997                     5
         Consolidated Statements of Cash Flows - Three Months
                  Ended March 1, 1998 and March 2, 1997                     6
         Notes to Consolidated Financial Statements                         8
         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 9

Part II.  Other Information                                                11

                        PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                   March 1             November 30
                                                                                                   -------             -----------
                                                                                                      1998                    1997
                                                                                             -------------          --------------
                                                                                               (Unaudited)               (Audited)
                                                                                                            ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                      $       980              $      850
Accounts receivable, net                                                                            26,478                  20,789
Inventories (Note 3)                                                                                15,334                  14,454
Deferred income tax asset                                                                              194                     194
Prepaid expenses                                                                                       363                     500
                                                                                               -----------              ----------
         Total current assets                                                                       43,349                  36,787

PROPERTY AND EQUIPMENT, net                                                                         16,057                  14,853

OTHER NONCURRENT ASSETS                                                                             15,275                  12,070
                                                                                               -----------              ----------

                                                                                               $    74,681              $   63,710
                                                                                               ===========              ==========

LIABILITIES
CURRENT LIABILITIES
Short term bank borrowings                                                                           8,286                   1,731
Accounts payable and accrued liabilities                                                            17,568                  16,795
Income taxes payable                                                                                 1,891                     857
                                                                                               -----------              ----------

     Total current liabilities                                                                      27,745                  19,383

LONG-TERM AND DEFERRED LIABILITIES                                                                   5,419                   4,885
                                                                                               -----------              ----------

     Total liabilities                                                                              33,164                  24,268
                                                                                               -----------              ----------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                                                 March 1      November 30
                                                                   1998          1997
                                                             -----------------------------
Authorized shares                                               20,000,000    20,000,000
Issued shares                                                   14,693,544    14,667,783            14,694                  14,668
Outstanding shares                                              12,543,566    12,543,522

CAPITAL IN EXCESS OF PAR VALUE                                                                       8,668                   8,633
RETAINED EARNINGS                                                                                   31,232                  29,011
                                                                                               -----------              ----------
                                                                                                    54,594                  52,312
Less treasury stock 2,149,978 shares in 1998 and
2,124,261 shares in 1997, at cost                                                                  (13,077)                (12,870)
                                                                                               -----------              ----------

     Total stockholders' equity                                                                     41,517                  39,442
                                                                                               -----------              ----------
                                                                                               $    74,681              $   63,710
                                                                                               ===========              ==========

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 1, 1998 AND MARCH 2, 1997
UNAUDITED

---------------------------------------------------------------------------------------------------------------

                                                                              1998                       1997
                                                                    ---------------            ---------------
                                                                   ($ in thousands - except per share amounts)
Net shipments                                                             $ 45,331                   $ 35,416

Cost of shipments                                                           33,244                     25,623
                                                                          --------                   --------

   Gross profit                                                             12,087                      9,793

Selling and administrative expenses                                          8,047                      6,477
                                                                          --------                   --------

   Operating income                                                          4,040                      3,316

Interest expense                                                              (118)                       (80)

Other income                                                                   330                        277
                                                                          --------                   --------

   Earnings before taxes                                                     4,252                      3,513

Taxes on income                                                              1,654                      1,403
                                                                          --------                   --------

Net earnings                                                              $  2,598                   $  2,110
                                                                          ========                   ========

Earnings per common share (Note 4)                                        $   0.21                   $   0.16
                                                                          ========                   ========

Weighted average common shares                                              12,553                     13,175
                                                                          ========                   ========

Earnings per common share - assuming dilution (Note 4)                    $   0.20                   $   0.15
                                                                          ========                   ========

Weighted average common shares and equivalents                              12,946                     13,653
                                                                          ========                   ========
Dividends declared and paid
   per share                                                              $  0.030                   $  0.025
                                                                          ========                   ========


See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 1, 1998 AND MARCH 2, 1997
UNAUDITED
--------------------------------------------------------------------------------

                                                                              1998                       1997
                                                                    ---------------            ---------------
                                                                                   ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                           $ 41,865                   $ 35,780
   Cash paid to suppliers and employees                                    (45,304)                   (32,052)
   Income taxes paid, net of refunds                                          (620)                    (1,421)
   Interest paid                                                              (118)                       (79)
   Interest received                                                            59                         74
   Other receipts - net                                                        232                        201
                                                                          --------                   --------
Net cash and cash equivalents provided by
   (used in) operating activities                                           (3,886)                     2,503
                                                                          --------                   --------

Cash flows from investing activities:
   Capital expenditures                                                     (1,798)                      (476)
   Payments to acquire business                                               (218)                         -
                                                                          --------                   --------
Net cash used in investing activities                                       (2,016)                      (476)
                                                                          --------                   --------

Cash flows from financing activities:
   Net borrowings under line of credit                                       6,555                       (935)
   Payments to reduce long-term debt                                             -                        (31)
   Proceeds from issuance of common stock                                       61                        234
   Dividends paid                                                             (377)                      (333)
   Purchase of treasury stock                                                 (207)                    (1,446)
                                                                          --------                   --------
Net cash provided by (used in) financing activities                          6,032                     (2,511)
                                                                          --------                   --------

Net increase (decrease) in cash and cash equivalents                           130                       (484)
Cash and cash equivalents at beginning of period                               850                      1,897
                                                                          --------                   --------
Cash and cash equivalents at end of period                                $    980                   $  1,413
                                                                          ========                   ========

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 1, 1998 AND MARCH 2, 1997
UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                                           1998                      1997
                                                                                      ----------                ----------
                                                                                                  ($ Thousands)
Net earnings                                                                            $ 2,598                   $ 2,110
                                                                                        -------                   -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                            839                       700
   Provision for deferred compensation                                                      203                       426
   Payments made for deferred compensation                                                 (269)                     (275)
   Provision for losses on accounts receivable                                               84                        71
   Amortization of goodwill                                                                  38                         -
   Change in operating assets and liabilities net of effect
         of acquisition of business:
      Decrease (increase) in accounts receivable                                         (3,466)                      364
      Decrease (increase) in inventories                                                    457                       243
      Decrease (increase) in prepaid expenses                                               172                        91
      Decrease (increase) in cash value of
         life insurance                                                                     (28)                      (28)
      Decrease (increase) in other assets                                                  (431)                        7
      Increase (decrease) in accounts payable                                            (3,418)                   (1,336)
      Increase (decrease) in accrued expenses                                            (1,699)                      148
      Increase (decrease) in income taxes payable                                         1,034                       (18)
                                                                                        -------                   -------
         Total adjustments                                                               (6,484)                      393
                                                                                        -------                   -------
Net cash provided by (used in) operating activities                                     $(3,886)                  $ 2,503
                                                                                        =======                   =======

Supplemental schedule of non-cash investment activities:
      Fair value of assets acquired, other
            than cash and cash equivalents                                              $ 7,490
      Liabilities assumed                                                                (6,490)
      Amounts due to sellers                                                               (782)
                                                                                        -------
      Cash payments made                                                                $   218
                                                                                        =======

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 1, 1998 and the results of operations and cash flows for the three months ended March 1, 1998 and March 2, 1997.

Note 2 - The results of operations for the three-months ended March 1, 1998 and March 2, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3 -       Inventory components are as follows:

                                             ($ Thousands)
                                       March 1,         November 30,
                                         1998               1997
                                        ------             ------

                Finished Goods          $ 4,017           $ 3,500
                Work-In-Process           3,264             2,822
                Raw Materials             8,053             8,132
                                          -----             -----
                                        $15,334           $14,454
                                        =======           =======

Note 4 - The company has adopted statement of Financial Accounting Standards No. 128, "Earnings per share", resulting in the restatement of earnings per share for all prior periods. Basic earnings per share are based upon the weighted average shares outstanding. Outstanding stock options, which are dilutive, are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

Note 5 - On January 1, 1998, the Company acquired, through a newly created subsidiary, The Wexford Collection, Inc., the assets and assumed certain liabilities of J & M Designs Ltd.- Carson, California, a manufacturer of solid wood reproductions. The purchase price was paid in cash and contingent payments based on future earnings. Current lines of credit have been used to fund the operating and capital requirements of this new entity.

            ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
            --------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED

--------------------------------------------------------------------------------

Results of Operations:
----------------------

Three Months ended March 1, 1998 Compared to Three Months ended March 2, 1997.

Net shipments during the first three months of 1998 increased by $9,915,000 or 28.0% to $45,331,000 from $35,416,000 in 1997. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers and overall favorable business conditions. Also included, were the shipments of approximately $3,600,000, from two months of operations at the Wexford Collection, Inc., a new wholly owned manufacturer of wood furniture. (See Note 5).

Gross profit during the first three months of 1998 increased by $2,294,000 or 23.4% to $12,087,000 from $9,793,000 in 1997. Gross profit as a percentage of net shipments during the first three months in 1998 decreased to 26.7% from 27.7% in 1997. Management believes that the percentage decrease was due primarily to costs associated with a wage increase and additional overtime requirements.

Selling and administrative expenses during the first three months of 1998 increased by $1,570,000 or 24.2% to $8,047,000 from $6,477,000 in 1997. Selling and administrative expenses as a percentage of net shipments during the first three months of 1998 decreased to 17.8% from 18.3% in 1997. The increase in selling and administrative expenses was primarily from higher commissions and salaries. The percentage decrease in selling and administrative expenses was primarily the result of increased shipments.

Operating income was $4,040,000 versus $3,316,000 in the prior year. The increase related to higher shipments and gross profit partially offset by increased selling and administrative expenses.

Net interest expense during the first three months of 1998 increased by $38,000 or 47.5% to $118,000 from $80,000 in 1997. The increase in net interest expense resulted from additional short-term borrowings primarily associated with working-capital requirements for the Wexford Collection, Inc.

Other income during the first three months of 1998 increased by $53,000 to $330,000 from $277,000 in 1997, due to various miscellaneous items.

Net earnings during the first three months of 1998 increased by $488,000 to $2,598,000 from $2,110,000 in 1997, reflecting higher net shipments and lower selling and administrative expenses, partially offset by the higher cost of shipments, as a percentage to net shipments.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
(UNAUDITED) - CONTINUED
--------------------------------------------------------------------------------

Liquidity and Source of Capital:
--------------------------------

The Company has historically financed its operations and capital requirements with internally generated funds and bank or other financing. The Company has minimized its working capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management and product distribution.

Net cash used in operating activities was $3,886,000 during the first three months of 1998 versus $2,503,000 net cash provided in 1997. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for the Wexford Collection, Inc.

Capital Expenditures were $1,798,000 during the first three months of 1998 and $476,000 in 1997. These expenditures were incurred primarily in connection with maintaining the Company's production capacity and certain additions of equipment and systems.

Net cash provided by financing activities during the first three months of 1998 was $6,032,000 versus $2,511,000 cash used in 1997. In 1998, these activities related primarily to the increase in short-term borrowings, partially offset by cash dividends and purchase of treasury stock.

The Company has unsecured short-term bank lines of credit totaling $35 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of March 1, 1998 was approximately $8.3 million of which approximately $6.3 million was for working capital requirements of the Wexford Collection, Inc.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1998.

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

None

Item 5  Other Information.
--------------------------

None

Item 6 Exhibits and Reports on Form 8-K.
----------------------------------------

a.  Exhibits:  Exhibit 27.1 - Financial Data Schedule for the first quarter of
                              1998.

                       27.2 - Restated data schedule for the years ending
                              December 3, 1995, December 1, 1996 and November 30, 1997.

                       27.3 - Restated data schedule for the quarters ending
                              March 2, 1997, June 1, 1997 and August 31, 1997.

                       27.4 - Restated data schedule for the quarters ending
                              March 3, 1996, June 2, 1996 and September 1, 1996.

b. Reports on Form 8-K: One report on Form 8-K was filed on February 26, 1998, to announce the completion of the acquisition of the assets of J & M Designs, Ltd., dba, The Wexford Collection of Carson, California effective January 1, 1998.

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