Form 10-Q
period 1998-05-31
ROWE FURNITURE CORP
filed 1998-07-15
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    May 31, 1998     Commission File Number   1-10226
                     ------------                              -------

                          ROWE FURNITURE CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           NEVADA                                               54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  239 Rowan Street - Salem, Virginia                              24153
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:          540-389-8671
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

                                                        YES  X   No
                                                            ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                  Class                         Outstanding at May 31, 1998
---------------------------------------         ---------------------------
Common stock, par value $1.00 per share              12,437,246 shares

                          ROWE FURNITURE CORPORATION

                                     INDEX

Part I.  Financial Information                                              Page
                                                                            ----
     Consolidated Balance Sheets - May 31, 1998 and
          November 30, 1997                                                  4
     Consolidated Statements of Income - Three Months and Six Months
          Ended May 31, 1998 and June 1, 1997                                5
     Consolidated Statements of Cash Flows -  Six Months Ended May 31,
           1998 and June 1, 1997                                             6
     Notes to Consolidated Financial Statements                              8
     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

Part II.  Other Information                                                 11


                        PART I -- FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         May 31,           November 30,
                                                                         -------           ------------
                                                                          1998                 1997
                                                                    ----------------     ----------------
                                                                      (Unaudited)          (Audited)
                                                                                ($ Thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $   477              $   850
Accounts receivable, net                                                24,795               20,789
Inventories (Note 3)                                                    15,827               14,454
Deferred income tax asset                                                  194                  194
Prepaid expenses                                                           504                  500
                                                                       -------              -------
      TOTAL CURRENT ASSETS                                              41,797               36,787

PROPERTY AND EQUIPMENT, net                                             16,292               14,853

OTHER NONCURRENT ASSETS                                                 14,965               12,070
                                                                       -------              -------

                                                                       $73,054              $63,710
                                                                       =======              =======
LIABILITIES
CURRENT LIABILITIES
Short term bank borrowings                                             $ 8,234              $ 1,731
Accounts payable and accrued liabilities                                17,055               16,795
Income taxes payable                                                       285                  857
                                                                       -------              -------

     TOTAL CURRENT LIABILITIES                                          25,574               19,383

LONG-TERM AND DEFERRED LIABILITIES                                       5,561                4,885
                                                                       -------              -------

     TOTAL LIABILITIES                                                  31,135               24,268
                                                                       -------              -------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                      May 31      November 30
                                       1998          1997
                                    -------------------------

Authorized shares                   20,000,000    20,000,000
Issued shares                       14,814,458    14,667,783            14,814               14,668
Outstanding shares                  12,437,246    12,543,522

CAPITAL IN EXCESS OF PAR VALUE                                           9,151                8,633
RETAINED EARNINGS                                                       33,284               29,011
                                                                       -------              -------
                                                                        57,249               52,312
Less treasury stock 2,377,212 shares in 1998 and
2,124,261 shares in 1997, at cost                                      (15,330)             (12,870)
                                                                       -------              -------

     TOTAL STOCKHOLDERS' EQUITY                                         41,919               39,442
                                                                       -------              -------
                                                                       $73,054              $63,710
                                                                       =======              =======

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 1998 AND JUNE 1, 1997
UNAUDITED
--------------------------------------------------------------------------------


                                              Three Months Ended                      Six Months Ended
                                          May 31,             June 1,             May 31,             June 1,
                                           1998                1997                1998                1997
                                      --------------      --------------      --------------     ---------------
                                                        ($ in thousands - except per share amounts)


Net shipments                             $45,617             $32,912             $90,948             $68,328

Cost of shipments                          33,914              24,232              67,158              49,855
                                          -------             -------             -------             -------

 Gross  profit                             11,703               8,680              23,790              18,473


Selling and administrative
 expenses                                   7,754               6,579              15,801              13,056
                                          -------             -------             -------             -------

   Operating income                         3,949               2,101               7,989               5,417

Interest expense                             (155)                (70)               (273)               (150)

Other income (Note 6)                         106                 509                 436                 786
                                          -------             -------             -------             -------

   Earnings before taxes                    3,900               2,540               8,152               6,053

Taxes on income                             1,471                 847               3,125               2,250
                                          -------             -------             -------             -------

Net earnings                              $ 2,429             $ 1,693             $ 5,027             $ 3,803
                                          =======             =======             =======             =======


Earnings per common share (Note 4)        $  0.19             $  0.13             $  0.40             $  0.29
                                          =======             =======             =======             =======

Weighted average common shares             12,510              13,052              12,532              13,114
                                          =======             =======             =======             =======

Earnings per common share
assuming dilution (Note 4)                $  0.19             $  0.13             $  0.39             $  0.28
                                          =======             =======             =======             =======

Weighted average common shares
and equivalents                            12,944              13,432              12,935              13,543
                                          =======             =======             =======             =======
Dividends declared and paid
per share

      Quarter Ended                                                                 1998                1997
      -------------                                                               -------             -------

      First quarter                                                                $0.030               0.025
      Second quarter                                                                0.030               0.025
                                                                                   ------              ------
      Total for the six months
        ended May 31, 1998
        and June 1, 1997                                                           $0.060              $0.050
                                                                                   ======              ======



See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED MAY 31, 1998 AND JUNE 1, 1997
UNAUDITED
--------------------------------------------------------------------------------


                                                                                1998             1997
                                                                              --------         --------
                                                                                    ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                               $ 90,448        $ 70,234
   Cash paid to suppliers and employees                                        (88,417)        (62,749)
   Income taxes paid, net of refunds                                            (3,697)         (3,279)
   Interest paid                                                                  (273)           (150)
   Interest received                                                               254             202
   Other receipts - net                                                            182             460
                                                                              --------        --------
Net cash and cash equivalents (used in) provided by
   operating activities                                                         (1,503)          4,718
                                                                              --------        --------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                                      -             338
   Capital expenditures                                                         (2,423)         (1,342)
   Payments to acquire business                                                   (400)              -
                                                                              --------        --------
Net cash used in investing activities                                           (2,823)         (1,004)
                                                                              --------        --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                              6,503          (2,038)
   Payments to reduce long-term debt                                                 -             (93)
   Proceeds from issuance of common stock                                          664             239
   Dividends paid                                                                 (754)           (662)
   Purchase of treasury stock                                                   (2,460)         (2,559)
                                                                               -------         -------
Net cash provided by (used in) financing activities                              3,953          (5,113)
                                                                               -------         -------

Net decrease in cash and cash equivalents                                         (373)         (1,399)
Cash and cash equivalents at beginning of period                                   850           1,897
                                                                               -------         -------
Cash and cash equivalents at end of period                                     $   477         $   498
                                                                               =======         =======

See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

ENDED MAY 31, 1998 AND JUNE 1, 1997

UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By (Used In) Operating Activities:

                                                                         1998             1997
                                                                        -------          -------
                                                                             ($ Thousands)
Net earnings                                                            $ 5,027          $ 3,803
                                                                        -------          -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                          2,058            1,472
   Provision for deferred compensation                                      421              611
   Payments made for deferred compensation                                 (345)            (343)
   Provision for (recoveries) losses on accounts receivable              (1,218)               1
   Amortization of goodwill                                                 100                -
   Loss (gain) on disposition of assets                                       -             (124)
   Change in operating assets and liabilities net of effect of aquisition of business:
      Decrease (increase) in accounts receivable                           (500)           1,865
      Decrease (increase) in inventories                                    104              414
      Decrease (increase) in prepaid expenses                                32               95
      Decrease (increase) in cash value of
         life insurance                                                     (60)             (60)
      Decrease (increase) in other assets                                (1,453)             (10)
      Increase (decrease) in accounts payable                            (5,096)          (2,777)
      Increase (decrease) in accrued expenses                                (1)             759
      Increase (decrease) in income taxes payable                          (572)            (988)
                                                                        -------          -------
         Total adjustments                                               (6,530)             915
                                                                        -------          -------
Net cash (used in) provided by operating activities                     $(1,503)         $ 4,718
                                                                        =======          =======


See notes to consolidated financial statements

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1998 and the results of operations and cash flows for the six-months ended May 31, 1998 and June 1, 1997.

Note 2 - The results of operations for the six months ended May 31, 1998 and June 1, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Inventory components are as follows:

                                ($Thousands)
                            May 31,    November 30,
                             1998         1997
                           ---------   -----------

         Finished Goods     $ 4,462      $ 3,500
         Work-in-Process      3,287        2,822
         Raw Materials        8,078        8,132
                            -------      -------
                            $15,827      $14,454
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

Note 5 - On January 1, 1998, the Company acquired, through a newly created subsidiary, The Wexford Collection, Inc., the assets and assumed certain liabilities of J & M Designs Ltd.-Carson, California, a manufacturer of solid wood reproductions. The purchase price was paid in cash and contingent payments based on future earnings. Current lines of credit have been used to fund the operating and capital requirements of this new enitity.

Note 6 - In the second quarter of 1998, the Company recorded a non-cash impairment loss of $288,000 ($177,000 net of tax) related to a write-down of one investment property which has been leased to various tenants. One of the leases has not been renewed and the Company has not been able to lease this space to other tenants. As a result, the projected future cash flows from this facility are less than the carrying value of the asset; therefore an impairment loss has been recognized.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Six Months ended May 31, 1998 Compared to Six Months ended June 1, 1997.

Net shipments during the first six months of 1998 increased by $22,620,000, or 33.1%, to $90,948,000 from $68,328,000 in 1997. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers and overall favorable business conditions. Also included, were shipments from five months of operations at the Wexford Collection, Inc., a new wholly-owned manufacturer of wood furniture. (See Note
5).

Gross profit during the first six months of 1998 increased by $5,317,000, or 28.8%, to $23,790,000 from $18,473,000 in 1997. Gross profit as a percentage of net shipments during the first six months in 1998 decreased to 26.2% from 27.0% in 1997. Management believes that the percentage decrease was due primarily to costs associated with a wage increase and additional overtime and training requirements.

Selling and administrative expenses during the first six months of 1998 increased by $2,745,000 or 21.0%, to $15,801,000 from $13,056,000 in 1997.
Selling and administrative expenses as a percentage of net shipments during the first six months of 1998 decreased to 17.4% from 19.1% in 1997. The increase in selling and administrative expenses were primarily from higher direct selling expenses and salaries. The percentage decrease in selling and administrative expenses was primarily from a gain on the sale of a previously written off Levitz Furniture receivable partially offset by an increase in reserve for bad debts and other unusual charges totaling approximately $1,106,000, pre-tax.

Operating income was $7,989,000 versus $5,417,000 in the prior year.   The
increase related to higher shipments and gross profit partially offset by increased selling and administrative expenses, net of the Levitz recovery and other items.

Net interest expense during the first six months of 1998 increased by $123,000 to $273,000 from $150,000 in 1997. The increase in net interest expense resulted from additional short-term borrowings primarily associated with working-capital requirements for the Wexford Collection, Inc.

Other income during the first six months of 1998 decreased by $350,000 to $436,000 from $786,000 in 1997 primarily from a write-down of investment property of approximately $288,000, pre-tax, to reflect estimated value. ( See
Note 6).

Net earnings during the first six months of 1998 increased by $1,224,000 to $5,027,000 from $3,803,000 in 1997, reflecting higher net shipments partially offset by the higher cost of shipments, as a percentage to net shipments. Included in net earnings is approximately $0.02 per share after tax from a gain on sale of a Levitz Furniture receivable, partially offset by an increase in reserve for bad debts, write-down of investment property and other unusual charges.

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

Net cash used in operating activities was $1,503,000 during the first six months of 1998 versus $4,718,000 net cash provided in 1997. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for the Wexford Collection, Inc.

Capital expenditures were $2,423,000 during the first six months of 1998 and $1,342,000 in 1997. These expenditures were incurred primarily in connection with maintaining the Company's production capacity and certain additions of equipment and systems.

Net cash provided by financing activities during the first six months of 1998 was $3,953,000 versus $5,113,000 net cash used in 1997. In 1998, these activities related primarily to the increase in short-term borrowings, partially offset by cash dividends and purchase of treasury stock. In 1997, these activities related primarily to the repayment of short-term debt, purchase of treasury stock and cash dividends.

The Company has unsecured short-term bank lines of credit totaling $35 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of May 31, 1998 was approximately $8.2 million of which approximately $6.1 million was primarily used for working capital requirements of the Wexford Collection, Inc.

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

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the second quarter of
    1998.

b.  Reports on Form 8-K:    None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      ROWE FURNITURE CORPORATION
                                      --------------------------
                                      Registrant



Date:  July 15, 1998                   /s/ Arthur H. Dunkin
     ---------------------            ---------------------
                                      Arthur H. Dunkin
                                      Secretary-Treasurer