Form 10-Q
period 1998-08-30
ROWE FURNITURE CORP
filed 1998-10-14
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  August 30, 1998          Commission File Number  1-10226
                 ------------------                                ---------



                           ROWE FURNITURE CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         NEVADA                                         54-0458563
------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


239 Rowan Street - Salem, Virginia                          24153
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:    540-389-8671
-------------------------------------------------------------------------------


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

                                                    YES      X      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


        Class                                Outstanding at August 30, 1998
---------------------------------------     --------------------------------
Common stock, par value $1.00 per share              12,315,707 shares

                           ROWE FURNITURE CORPORATION

                                     INDEX



Part I.  Financial Information                                            Page
                                                                          ----


    Consolidated Balance Sheets - August 30, 1998 and
           November 30, 1997                                                  4
    Consolidated Statements of Operations - Three Months and Nine Months
           Ended August 30, 1998 and August 31, 1997                          5
    Consolidated Statements of Cash Flows - Nine Months Ended
           August 30, 1998 and August 31, 1997                                6
    Notes to Consolidated Financial Statements                                8
    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Part II.  Other Information                                                  13

                        PART I - - FINANCIAL INFORMATION

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------
                                                                                        August 30     November 30
                                                                                        ---------     -----------
                                                                                             1998            1997
                                                                                        ---------     -----------
                                                                                      (Unaudited)      (Audited)
ASSETS                                                                                        ($ Thousands)
CURRENT ASSETS
Cash and cash equivalents                                                                $     85        $    850
Accounts receivable, net (Note 2)                                                          27,030          20,789
Inventories (Note 4)                                                                       16,658          14,454
Deferred income tax asset                                                                     194             194
Prepaid expenses                                                                              668             500
                                                                                         --------        --------
  TOTAL CURRENT ASSETS                                                                     44,635          36,787
                                                                                         --------        --------
PROPERTY AND EQUIPMENT, net                                                                17,768          14,853
                                                                                         --------        --------
OTHER ASSETS
Cash value of life insurance                                                                3,727           3,638
Investment property (Note 7)                                                                7,872           8,209
Miscellaneous (Notes 6 and 8)                                                               5,404             223
                                                                                         --------        --------
  TOTAL OTHER ASSETS                                                                       17,003          12,070
                                                                                         --------        --------
                                                                                         $ 79,406        $ 63,710
                                                                                         ========        ========
LIABILITIES
CURRENT LIABILITIES
Short term bank borrowings                                                               $ 12,716        $  1,731
Accounts payable and accrued liabilities                                                   19,220          16,795
Income taxes payable                                                                          296             857
                                                                                         --------        --------

  TOTAL CURRENT LIABILITIES                                                                32,232          19,383

LONG-TERM AND DEFERRED LIABILITIES                                                          4,925           4,885
                                                                                         --------        --------

  TOTAL LIABILITIES                                                                        37,157          24,268
                                                                                         --------        ---------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                              August 30       November 30
                                                   1998             1997
                                              ---------------------------
Authorized shares                              20000000          20000000
Issued shares                                  14872141          14667783                  14,872          14,668
Outstanding shares                             12315707          12543522

CAPITAL IN EXCESS OF PAR VALUE                                                              9,269           8,633
RETAINED EARNINGS                                                                          35,142          29,011
                                                                                         --------        --------
                                                                                           59,283          52,312
Less treasury stock 2,556,434 shares in 1998 and
2,124,261 shares in 1997, at cost                                                         (17,034)        (12,870)
                                                                                         --------        --------
TOTAL STOCKHOLDERS' EQUITY                                                                 42,249          39,442
                                                                                         --------        --------
                                                                                         $ 79,406        $ 63,710
                                                                                         ========        ========


                                                                               4
See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 30, 1998 AND AUGUST 31, 1997
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended           Nine Months Ended
                                                                           Aug.30      Aug.31           Aug.30     Aug.31
                                                                             1998        1997             1998       1997
                                                                         --------    --------         --------   --------
                                                                            ($ in thousands  - except per share amounts
Net shipments                                                            $ 47,972    $ 34,335         $138,920   $102,663

Cost of shipments                                                          35,444      25,287          102,602     75,142
                                                                         --------    --------         --------   --------

 Gross profit                                                              12,528       9,048           36,318     27,521

Selling and administrative expenses (Note 2)                                9,128      10,820           24,929     23,876
                                                                         --------    --------         --------   --------

 Operating income                                                           3,400      (1,772)          11,389      3,645

Interest expense                                                             (111)        (56)            (384)      (206)

Other income (Note 7)                                                         338         376              774      1,162
                                                                         --------    --------         --------   --------

 Earnings before taxes                                                      3,627      (1,452)          11,779      4,601

Taxes on income                                                             1,395        (548)           4,520      1,702
                                                                         --------    --------         --------   --------

Net earnings                                                             $  2,232    $   (904)        $  7,259   $  2,899
                                                                         ========    ========         ========   ========

Earnings per common share (Note 5)                                       $   0.18    $  (0.07)        $   0.58   $   0.22
                                                                         ========    ========         ========   ========

Weighted average common shares                                             12,377      12,902           12,478     13,043
                                                                         ========    ========         ========   ========
Earnings per common share
assuming dilution (Note 5)                                               $   0.17    $  (0.07)        $   0.56   $   0.22
                                                                         ========    ========         ========   ========

Weighted average common shares and equivalents                             12,817      13,269           12,937     13,451
                                                                         ========    ========         ========   ========

Dividends declared and paid per share:

Quarter Ended                                                                                             1998       1997
-------------                                                                                         --------   --------

First Quarter                                                                                         $  0.030   $  0.025
Second Quarter                                                                                           0.030      0.025
Third Quarter                                                                                            0.030      0.025
                                                                                                      --------   --------
Total for the nine months
 ended August 30, 1998 and August 31, 1997                                                            $  0.090   $  0.075
                                                                                                      ========   ========

                                                                               5
See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE  MONTHS
ENDED AUGUST 30, 1998 AND AUGUST 31, 1997
UNAUDITED
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1998                         1997
                                                                                   ---------                    ---------
                                                                                                 ($ Thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
 Cash received from customers                                                      $ 135,965                    $ 103,491
 Cash paid to suppliers and employees                                               (131,187)                     (93,368)
 Income taxes paid, net of refunds                                                    (5,081)                      (3,807)
 Interest paid                                                                          (384)                        (206)
 Interest received                                                                       330                          339
 Other receipts - net                                                                    444                          709
                                                                                   ---------                    ---------
Net cash and cash equivalents provided by
 operating activities                                                                     87                        7,158
                                                                                   ---------                    ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                                           0.00                          338
 Capital expenditures                                                                 (4,485)                      (2,326)
 Payments to acquire business                                                           (400)                        0.00
 Investment in Storehouse, Inc.                                                       (2,500)                        0.00
                                                                                   ---------                    ---------
Net cash used in investing activities                                                 (7,385)                      (1,988)
                                                                                   ---------                    ---------

Cash flows from financing activities:
 Net borrowings (repayments) under line of credit                                     10,985                       (1,357)
 Payments to reduce long-term debt                                                      0.00                         (420)
 Proceeds from issuance of common stock                                                  840                          367
 Dividends paid                                                                       (1,128)                        (985)
 Purchase of treasury stock                                                           (4,164)                      (3,603)
                                                                                   ---------                    ---------
Net cash provided by (used in) financing activities                                    6,533                       (5,998)
                                                                                   ---------                    ---------

Net decrease in cash and cash equivalents                                               (765)                        (828)
Cash and cash equivalents at beginning of period                                         850                        1,897
                                                                                   ---------                    ---------
Cash and cash equivalents at end of period                                         $      85                    $   1,069
                                                                                   =========                    =========

                                                                               6
See notes to consolidated financial statements.


ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 30, 1998 AND AUGUST 31, 1997
UNAUDITED
----------------------------------------------------------------------------------------------------------------------------------
Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                                       1998                          1997
                                                                                    -------                       -------
                                                                                                ($ Thousands)
Net earnings                                                                        $ 7,259                       $ 2,899
                                                                                    -------                       -------
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation and amortization                                                      2,613                         2,177
   Provision for deferred compensation                                                  440                           758
   Payments made for deferred compensation                                             (400)                         (427)
   Provision for (recoveries) losses on accounts receivable                          (1,186)                        3,924
   Amortization of goodwill                                                             162                          0.00
   Loss (gain) on disposition of assets                                                0.00                          (124)

   Change in operating assets and liabilities net of effect of acquisition of business:
      Decrease (increase) in accounts receivable                                     (2,955)                          853
      Decrease (increase) in inventories                                               (727)                         (388)
      Decrease (increase) in prepaid expenses                                          (133)                          (97)
      Decrease (increase) in cash value of
         life insurance                                                                 (89)                          (90)
      Decrease (increase) in other assets                                              (193)                           (7)
      Increase (decrease) in accounts payable                                        (3,576)                       (1,568)
      Increase (decrease) in accrued expenses                                          (567)                        1,353
      Increase (decrease) in income taxes payable                                      (561)                       (2,105)
                                                                                    -------                      --------
         Total adjustments                                                           (7,172)                        4,259
                                                                                    -------                      --------
Net cash provided by operating activities                                           $    87                      $  7,158
                                                                                    =======                      ========


                                                                               7
See notes to consolidated financial statements.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
---------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED
--------------------------------------------------------------------------------

Note 1 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 30, 1998 and the results of operations and cash flows for the nine-months ended August 30, 1998 and August 31, 1997.

Note 2 - In the third quarter of 1997, the Company recorded unusual charges, net of taxes, of $2.7 million or $0.21 per share ($0.20 per share assuming dilution), primarily associated with the write-off of a receivable from Levitz Furniture ($3.9 million). Levitz Furniture, a major customer of the Company, filed a voluntary petition for protection under Chapter XI of the federal bankruptcy code on September 5, 1997.

          In the second quarter of 1998, the Company sold its pre-bankruptcy receivable from Levitz Furniture resulting in a gain, net of an increase in the reserve for bad debts and other unusual charges for the quarter of, $1,106,000, pre-tax.

Note 3 - The results of operations for the nine months ended August 30, 1998 and August 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 4  - Inventory components are as follows:

                                               ($Thousands)
                                   August 30,                November 30,
                                        1998                         1997
                                        ----                        -----

          Finished Goods             $ 4,253                      $ 3,500
          Work-in-Process              3,630                        2,822
          Raw Materials                8,775                        8,132
                                     -------                      -------
                                     $16,658                      $14,454
                                     =======                      =======

Note 5 - The company has adopted statement of Financial Accounting Standards No. 128, "Earnings Per Share", resulting in the restatement of earnings per share for all prior periods. Basic earnings per share are based upon the weighted average shares outstanding. Outstanding stock options, which are dilutive, are treated as common stock equivalents for purposes of computing diluted earnings per share and represent the difference between basic and diluted weighted average shares outstanding.

Note 6 - On January 1, 1998, the Company acquired, through a newly created subsidiary, The Wexford Collection, Inc., the assets and assumed certain liabilities of J & M Designs Ltd.-Carson, California, a manufacturer of solid wood reproductions. The purchase price was paid in cash and contingent payments based on future earnings. Current lines of credit have been used to fund the operating and capital requirements of this new entity. Goodwill in the amount of $2,716,000 has been recorded in "Other Assets" in the accompanying balance sheets as a result of this transaction.

Note 7 - In the second quarter of 1998, the Company recorded a non-cash impairment loss of

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

Note 8 - On August 25, 1998, the Company entered into an agreement to make an investment in the form of a long-term note, of $2,500,000 in Storehouse, Inc. and subject to certain conditions, relating to future earnings, acquire all outstanding shares. Storehouse, Inc. operates a chain of 42 retail furniture stores. The closing depends on earnings targets for periods ending in January and April, 1999. The $2,500,000 receivable has been included in "Other Assets" in the accompanying balance sheets.

Note 9 - On September 25, 1998, the Company entered into an agreement to acquire The Mitchell Gold Co., a privately owned upholstery furniture manufacturer. The initial purchase price of $13,000,000 is to be paid in cash and a convertible debenture, plus there is an earn-out provision based on a performance period not to extend beyond
          November 30, 2003. The closing is subject to regulatory filings and is expected to occur no later than November 30, 1998.

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
UNAUDITED
-------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine months ended August 30, 1998 compared to Nine Months ended August 31, 1997.

Net shipments during the first nine months of 1998 increased by $36,257,000 or 35.3% to $138,920,000 from $102,663,000 in 1997. Management believes that shipments increased primarily from the addition of new dealers, increased purchases by existing customers, favorable product mix, and shipments from eight months of operations at The Wexford Collection, Inc. (See Note 6). Excluding The Wexford Collection, Inc., net shipments in 1998 increased more than 25% versus 1997.

Gross profit during the first nine months of 1998 increased by $8,797,000 or 32.0% to $36,318,000 from $27,521,000 in 1997. Gross profit as a percentage of net shipments during the first nine months in 1998 decreased to 26.1% from 26.8% in 1997. Management believes that the percentage decrease was due primarily to costs associated with a wage increase and additional overtime and training requirements and lower margins at The Wexford Collection, Inc.

Selling and administrative expenses during the first nine months of 1998 increased by $1,053,000 or 4.4% to $24,929,000 from $23,876,000 in 1997.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 1998 were 17.9% versus 23.3% in 1997. The increase in selling and administrative expenses was primarily from higher direct selling expenses and salaries. The percentage decrease in selling and administrative expenses in 1998 resulted primarily from a gain on the sale of a Levitz Furniture receivable previously written off in August 1997 ($3.9 million). This recovery, in 1998, partially offset by an increase in reserve for bad debts and other unusual charges was approximately $1,106,000, pre-tax (See Note 2).

Operating income was $11,389,000 versus $3,645,000 in the prior year. The increase related to higher shipments and gross profit partially offset by increased selling and administrative expenses, net of the Levitz recovery and other items. The previous years operating income included the Levitz Furniture receivable write-off of approximately $3,900,000.

Net interest expense during the first nine months of 1998 increased by $178,000 to $384,000 from $206,000 in 1997. The increase in net interest expense resulted from additional short-term borrowings primarily associated with working-capital requirements for The Wexford Collection, Inc., capital expenditures and purchases of treasury stock.

Other income during the first nine months of 1998 decreased by $388,000 to $774,000 from $1,162,000 in 1997 primarily from a write-down of investment property of approximately $288,000, pre-tax, to reflect estimated value. (See
Note 7).

Net earnings during the first nine months of 1998 increased by $4,360,000 to $7,259,000 from $2,899,000 in 1997, reflecting higher net shipments partially offset by the higher cost of shipments, as a percentage to net shipments. Included in net earnings in 1998 is approximately $0.02 per share

ROWE FURNITURE CORPORATION AND WHOLLY-OWNED SUBSIDIARIES
--------------------------------------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
(UNAUDITED) - CONTINUED
--------------------------------------------------------------------------------

after-tax gain on sale of a Levitz Furniture receivable, partially offset by an increase in reserve for bad debts, write-down of investment property and other unusual charges. Net earnings in 1997 were impacted by $0.21 per share due to the write-off of the Levitz receivable.

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

Net cash provided by operating activities was $87,000 during the first nine months of 1998 versus $7,158,000 in 1997. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for The Wexford Collection, Inc. and increased working capital needs to fund the growth of the Company.

Capital expenditures were $4,485,000 during the first nine months of 1998 and $2,326,000 in 1997. These expenditures were incurred primarily in connection with expanding the Company's production capacity and certain additions of equipment and information systems. The Company also made an investment of $2,500,000 in Storehouse, Inc. (See Note 8).

Net cash provided by financing activities during the first nine months of 1998 was $6,533,000 versus $5,998,000 net cash used in 1997. In 1998, these activities related primarily to the increase in short-term borrowings, partially offset by cash dividends and purchase of treasury stock. In 1997, these activities related primarily to the repayment of short-term debt, purchase of treasury stock and cash dividends.

The Company has unsecured short-term bank lines of credit totaling $40 million. The interest rates on those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of August 30, 1998 was approximately $12.7 million, of which approximately $6.5 million was primarily used for working capital requirements of The Wexford Collection, Inc.

Management believes that net cash provided by operating activities and available bank lines of credit will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1998. The Company may use additional bank credit facilities to fund acquisitions upon closure of the transactions. (See Notes 8 and 9).

The Year 2000 issue is the result of computer systems that used two digits rather than four to define the applicable year, which may prevent such systems from accurately processing dates ending in the year 2000 and after. This could result in system failures or in miscalculations causing disruption of operations, including, but not limited to, an inability to process transactions, to send and receive electronic data, or to engage in routine business activities and operations.

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compliance plan. The Company has completed a preliminary assessment of the impact on its operations and, through this effort has compiled an inventory of computer programs and equipment potentially subject to change. New software that is currently being installed in connection with a more fully integrated system will address a portion of the Company's year 2000 issues. The Company is currently assessing risk and mitigating impacts by rewriting or replacing core computer system programs and equipment. The Company is in the process of testing activities and expects it to continue into 1999. Management estimates that the Company is 50% complete in its Year 2000 compliance. The Company's goal is to be substantially Year 2000 compliant by March 1999.

In addition, the Company has initiated communications with business partners to determine the extent of their efforts to remedy their Year 2000 issues. Although resources are being directed towards reducing interruptions caused by the Year 2000 issue, there is no guarantee that internal systems or the systems of the Company's business partners will be corrected and that there would be no material adverse impact on the Company's operations.

Management believes at this time that costs associated with replacing these systems and equipment should not have a material adverse effect on the Company. Present estimated cost in 1998 is approximately $250,000 with an additional estimated expenditure of $350,000 in 1999, exclusive of the originally planned integrated systems.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan during 1999.

Statements concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items; together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under Federal Securities Laws. "Forward-looking statements" are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, fluctuations in customer demand and order patterns, the seasonal nature of the business, changes in pricing, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission.

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

None


Item 5  Other Information.
-------------------------

None


Item 6  Exhibits and Reports on Form 8-K.
----------------------------------------

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the third quarter of
    1998.

b. Reports on Form 8-K/A report on Form 8-K was filed on August 25, 1998, to announce that Rowe Furniture Corporation ("Rowe") had entered into an agreement to make a $2,500,000 investment in Storehouse, Inc. and subject to certain conditions, acquire all outstanding shares of the company. Storehouse, Inc., of Atlanta, GA operates a chain of 42 retail furniture stores in the northeast, southeast and southwest. This acquisition is subject to meeting certain closing conditions agreed to by both parties. The acquisition price to be paid to the Storehouse shareholders will be determined based upon the financial performance of Storehouse, Inc. for the twelve-month period ending April 30, 1999. A copy of the acquisition agreement was filed as an exhibit to this 8-K filing. The acquisition is expected to close no later than July 31, 1999.

    A report on Form 8-K was filed on October 7, 1998, to announce that Rowe Furniture Corporation ("Rowe") had entered into a Stock Purchase Agreement to acquire The Mitchell Gold Co. This acquisition, which is subject to Hart Scott Rodino approval, involves an initial purchase price of $13 million, consisting of cash and a convertible debenture, plus an earn-out provision based on a performance period not to extend beyond November 30, 2003. A copy of the acquisition agreement was filed as an exhibit to this 8-K filing. This acquisition is expected to close no later than November 30, 1998.

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



                                              ROWE FURNITURE CORPORATION
                                              --------------------------
                                              Registrant



Date:  October 14, 1998                       /s/ Arthur H. Dunkin
      ___________________                     __________________________
                                              Arthur H. Dunkin
                                              Secretary-Treasurer