Form 10-K405
period 1998-11-29
ROWE FURNITURE CORP
filed 1999-02-25
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF
                        1934 For the Fiscal Year Ended
                               November 29, 1998

                        Commission File Number 1-10226

                          ROWE FURNITURE CORPORATION
            (Exact name of registrant as specified in its charter)

          Nevada                                              54-0458563
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

1650 Tysons Boulevard, Suite 710 McLean, Virginia                   22102
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code: (703) 847-8670

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 12, 1999 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $113,588,783.

     As of February 12, 1999, there were issued and outstanding 12,291,608 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
     DOCUMENT                                             WHERE INCORPORATED
     --------                                             ------------------
Portions of the Annual Report for the year ended            Parts II and IV
November 29, 1998

Portions of the Annual Proxy                                Part III
Statement for the year ended November 29, 1998

                                    PART I

ITEM 1.   BUSINESS.

GENERAL

The Company is a designer and manufacturer of upholstered and leather furniture, primarily consisting of sofas, loveseats and chairs. The Company's products are sold primarily in the middle to upper-middle price range, with sofas customarily retailing between $700 and $1,500. Additionally, the Company manufactures a casual line of wood furniture and owns and operates a retail chain of furniture stores under the name Home Elements.

The Company sells its manufactured products primarily through an exclusive sales force of commissioned employees to over 1,000 national, regional and local retailers consisting of furniture chains, independent furniture retailers, warehouse showrooms, dedicated galleries and Company-owned Home Elements retail furniture stores. The Company's manufacturing facilities consist of seven production plants; located in Virginia (2), Missouri (2), North Carolina (2) and California. In addition to manufacturing its own line of furniture, the Company manufactures furniture frames and kiln-dries hardwood and pine lumber for outside customers.

Rowe Furniture Corporation was founded as a furniture manufacturer in June, 1946, and its original manufacturing facility is located in Salem, Virginia. In 1968, the Company expanded its operations to the Midwest with the addition of its first facility in Missouri.

The Company is incorporated under the laws of Nevada. Its principal executive offices are located at 1650 Tysons Boulevard, McLean, Virginia 22102, and its telephone number is (703) 847-8670. Unless the context indicates otherwise, references herein to the "Company" include Rowe Furniture Corporation, its predecessors, and its subsidiaries.

Effective December 3, 1995, the Company merged its then-existing four manufacturing subsidiaries (Rowe Furniture Corporation-Virginia, Rowe Furniture Corporation-Missouri, Salem Frame Company, Inc. and Himmelberger-Harrison Company, Inc.) into a wholly-owned subsidiary, Rowe Manufacturing, Inc. On December 1, 1997, all of the assets of Rowe Manufacturing, Inc., exclusive of intellectual property, were transferred to a new wholly-owned subsidiary, Rowe Industries, Inc. ("Rowe"). Rowe Manufacturing, Inc. was then merged into the Company. These reorganizations were effected to simplify the organizational structure and improve internal reporting. In January 1998, The Wexford Collection, Inc. ("Wexford"), a new wholly-owned subsidiary was created to acquire the assets and liabilities of J & M Designs, Ltd. Rowe Diversified, Inc., a wholly-owned subsidiary, was created on June 12, 1998 to hold all patents and trademarks for the Company. On October 31, 1998, the stock of The Mitchell Gold Co. ("Mitchell Gold") was acquired and now Mitchell Gold operates as a wholly-owned subsidiary of the Company. Also in

1998, the Company renamed its Company-owned retail stores to Home Elements, from The Rowe ShowPlace, consistent with a new format for the business.

On August 25, 1998, the Company entered into an agreement with Storehouse, Inc. ("Storehouse"), a chain of 42 retail furniture stores, to invest $2.5 million in the form of a subordinated loan and, subject to Storehouse's reaching certain defined financial objectives, acquire all of its outstanding stock in 1999. Should this acquisition be completed, the Company will significantly expand its network of Company-owned retail furniture stores.

THE INDUSTRY

As reported by the American Furniture Manufacturers Association in December 1998 the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 1998.

                                        1995    1996    1997    1998*
                                        ----    ----    ----    -----
                                                (in billions)
     Industry shipments                 $ 19.0  $ 20.0  $ 21.2  $ 24.0
     Upholstered furniture shipments       7.4     7.9     8.5    10.0

     *Estimated

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

PRODUCT LINES

The Company's products encompass a full line of upholstered furniture including sofas, loveseats, and chairs. The Company's products are available in over 900 different fabrics. Styles offered include traditional, contemporary and country. The Company also produces a line of leather furniture in addition to a line of casual wood furniture. Additionally, through its Home Elements retail stores, the Company offers complementary accessory items such as lamps, rugs and tables from other manufacturers.

The Company's product strategy is to provide a wide choice of furniture styles and fabrics while providing high quality at competitive prices. The Company continually reviews and evaluates its designs, and annually adds and discontinues designs, as it deems appropriate. The Company identifies trends in styles, colors and patterns through independent research, contacts with the Company's customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

MARKETING AND SALES

The Company has developed a broad and diverse national customer base. The Company sells its products primarily through commissioned sales personnel who are employees of the Company, dedicated to marketing the Company's products exclusively. Management believes that this gives the Company a competitive advantage over many of its competitors which sell their products through independent sales representatives who represent more than one manufacturer. The Company's products are sold to over 1,000 national, regional and local furniture retailers, including Levitz, Jordan's Furniture, Star Furniture, Sears Homelife, Crate & Barrel, Pottery Barn and Restoration Hardware.

While the Company sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the Company's products are currently not widely distributed. The Company has targeted key retailers in these markets as opportunities for further growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The Company displays its product lines and introduces new products in April and October of each year at an eight day furniture market held in High Point, North Carolina. The Company maintains three showrooms totaling 75,000 square feet at the High Point market. In addition, the Company has developed plans to increase sales in foreign markets. Approximately 5% of 1998 sales were to customers located outside of the United States.

RETAIL DISTRIBUTION

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

Dedicated Galleries. A major thrust of the Company's marketing program is to
-------------------
increase the number of dedicated, independently-owned, in-store, furniture galleries. A dedicated gallery is an area within an independent retail furniture store where the Company's products are displayed on an exclusive basis together with other manufacturers' complementary furniture accessories. The Company implemented the gallery program featuring the Company's furniture in order to increase its market penetration. There are approximately 100 dedicated galleries in operation. The gallery program accounted for more than 15% of the Company's fiscal 1998 shipments. As such, a material reduction in sales at such stores may have an adverse affect on the Company's results.

A dedicated gallery offers the retail customer a choice of a wide variety of contemporary and traditional upholstered furniture styles, as well as approximately 600 different fabrics. Most locations have a point-of-sale computer system that displays any fabric on any style, allowing the consumer to combine fabrics and styles and have an immediate picture of the finished product. By choosing various combinations of style and fabric, the consumer is able to customize his or her selection.

Home Elements. At fiscal year-end 1998, the Company owned and operated 12 Home
-------------
Elements retail stores with two additional locations added in early 1999. The stores range in size from 5,000 to 9,000 sq. ft. and are primarily dedicated to the sale of Company produced upholstery, leather and wood furniture. Additionally, these stores sell a line of complementary products including tables, lamps, rugs and accessories. Currently stores are located in Virginia
(6), Maryland (4), Tennessee (1) and Louisiana (3). The Company intends to continue to expand this program with additional locations to be added in 1999. In support of this expansion, the Company is adding additional personnel with furniture retail experience. In 1998, Home Elements was one of the Company's ten largest customers.

Key Customers. Rowe sells its products to over 1,000 accounts with normal credit
-------------
terms being net 30 days. Levitz Furniture ("Levitz"), the largest customer, accounted for approximately 10% of 1998 shipments, down from approximately 16% in 1997 and approximately 17% in 1996.

Rowe's ten largest customers, including Levitz, accounted for approximately 30% of 1998 shipments. Other than Levitz, no customer accounted for more than 5% of 1998 shipments. On September 5, 1997, Levitz filed for protection under Chapter 11 bankruptcy and subsequently announced the closing of a significant number of store locations, which upon closing adversely impacted Rowe's business with Levitz. While it is anticipated that the percentage of Company shipments in future periods to Levitz will decline as additional store closings are implemented, the Company expects to more than offset the decline through shipments to new accounts, increased shipments by Home Elements as new store locations are opened and through increased business with existing dealers. While the loss of Levitz or other large customers could have a material adverse effect on its business, management believes that dependence on any one customer will diminish as the Company diversifies its customer base and the markets served.

While Rowe continues to sell to Levitz as an open account (in 1997, Rowe recorded an unusual charge of $3.9 million for the writeoff of Levitz receivable as a result of the Chapter 11 filing, and in 1998 the receivable was sold for $1.8 million), the Company has purchased insurance in the amount of $1.2 million with an expiration date of July 3, 1999 to help protect this exposure. While such risk coverage has been available in recent periods at a reasonable cost, the Company may not be able to secure similar coverage at a reasonable cost when the existing insurance expire.

While the Company has historically had a diverse customer base, with only one customer, Levitz, accounting for 10% or more of its annual volume, Mitchell Gold has a limited customer base of approximately 60 accounts, of which three accounts, Restoration Hardware, Crate & Barrel and Pottery Barn together comprise approximately 70% of its annual volume. While the relationship with these three companies is considered excellent and growing, the loss of business with any of these customers will naturally adversely impact the performance of this subsidiary.

MANUFACTURING AND DISTRIBUTION

The Company manufactures its products in seven production facilities, of which six are owned and one is leased. Two facilities manufacture upholstered furniture; one facility manufactures upholstery and leather furniture; one facility manufacturers wood furniture and one facility is used for frame storage and assembly. The remaining two facilities manufacture upholstery frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.4 million square feet.

Manufacturing Process. The Company utilizes a vertically integrated
---------------------
manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric and leather cutting, sewing, foam cutting and filling, upholstery and final assembly of the upholstered product.
Rowe utilizes computer-aided design patterns and CNC Routers to manufacture frames for upholstered furniture and utilizes specialized machines in the fabric cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping. Additionally, Wexford utilizes advanced technology in its manufacturing of wood furniture with the recent addition of a GreCon Dimter cutting system.

Manufacturing Efficiencies. Management has taken a number of steps to improve
--------------------------
Rowe's manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to more effectively manage its inventories, purchasing, labor and manufacturing processes; the development of its employee involvement program; and the establishment of new internal systems to control overhead and material usage. In addition, the Company has added modern equipment, such as computerized routers utilized in its milling operations and new computerized cover cutting machines that enhance efficiencies. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the Company will maintain a competitive advantage in marketing its products.

Product Quality and Value. The Company is committed to providing high quality,
-------------------------
value oriented furniture at competitive prices. Management believes the Company adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime, limited warranty applicable to most of the Company's products covering the frames, springs, mechanisms and selected cushions reflects the Company's commitment to high quality. The Company has been successful in providing this quality while generally holding prices constant in recent years.

Employee Involvement and Compensation. A key aspect of Rowe's manufacturing
-------------------------------------
process is its employee involvement and compensation program. This program involves workers in the improvement of the manufacturing process by providing incentives to increase productivity, to reduce costs and to improve quality. Rowe encourages employees to participate in decision-making and compensates employees based primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. Since implementation of the program, Rowe has experienced a significant increase in employee suggestions leading to efficiency improvements and cost reductions. On a facility-wide basis, 1998 incentive bonuses ranged up to approximately 15% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee. At Mitchell Gold, a piece-work system is the primary method of compensation for production employees, and an hourly rate compensation system is utilized at Wexford.

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

Important aspects of the Company's service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows the Company to monitor the status of orders and track inventory and sales activity. The Company is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the Company has introduced point-of-sale computer systems into its Home Elements stores and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns. The Company has established regional repair service centers so that it can respond quickly to consumers' needs.

Another special emphasis of the Company's customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. The Company's order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

Computer Systems. Rowe makes extensive use of a computerized management
----------------
information system (MIS) in the manufacturing process. The MIS, which includes software developed by Rowe, helps manage order entry, purchasing, labor, inventories, receivables and product shipments. Management believes that its MIS is advanced by furniture industry standards; however, the Company intends to continue to upgrade the system by developing and/or purchasing new software to handle new applications and additional demands of anticipated future growth.

Manufacturing Capacity. The Company primarily operates its manufacturing
----------------------
facilities on a one-shift, five day per week basis, however, partial or full second shifts are in operation at five of its facilities. Management believes that the Company could expand production within existing facilities without substantial capital expenditures by increasing personnel on first and second shifts. However, to meet anticipated growth for year 2000 and beyond, and to lower production costs, the Company is currently planning for (1) a replacement production facility for its Salem, VA upholstery plant on which construction should begin in 1999; (2) an anticipated expansion in 2000 of its upholstery plant in Poplar Bluff, MO; and (3) the purchase and/or construction of an additional upholstery production facility, most likely in 2000. In December 1998, the new 265,000 sq. ft. production facility for Mitchell Gold was completed and occupied. This facility has significant expansion capability which the Company believes will be utilized over the next several years. Additional capacity in Rowe's two frame facilities to handle growth, including the potential manufacture of frames for Mitchell Gold, will be accomplished through the addition of personnel and the purchase of capital equipment including additional CNC routers.

Backlog. The Company generally manufactures its products in response to actual
-------
customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The Company's backlog of unshipped orders was approximately $22 million as of November 29, 1998 compared to $14.4 million as of November 30, 1997. Year-end 1998 numbers include the applicable backlog for Wexford and Mitchell Gold, both of which were not included in 1997. The Company anticipates that 100% of the backlog as of November 29, 1998 will be shipped in 1999.

Distribution. Rowe's products are primarily shipped to its customers through a
------------
dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe's products are delivered in accordance with Rowe's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Company's name. Management believes that this agreement offers Rowe favorable terms, allows it to meet its delivery deadlines and improves the Company's name recognition. This agreement has been recently extended and it is anticipated that a new agreement will be executed in 1999. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe's products with a third party motor carrier. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders. Approximately 90% of Rowe's fiscal year 1998 shipments were delivered under these arrangements. Both Wexford and Mitchell Gold primarily ship product via common-carriers utilizing either full or partial loads.

RAW MATERIALS

The raw materials used by the Company include fabrics, leather, lumber, plywood, polyurethane foam, metal components, mattresses and finishing materials, and in the case of Mitchell Gold, assembled frames. Other than lumber and fabric, all raw materials used by the Company are generally available on an "as needed" basis. The Company maintains what it believes to be an adequate supply of raw materials in inventory.

The Company currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, primarily from a single supplier. However, management does not believe the Company is dependent upon a single supplier for any of its materials, as substitute suppliers are available. Management believes that its sources of raw materials are adequate and that it forms strong relationships with its suppliers and negotiates favorable prices for its raw materials.

To improve quality, maximize the opportunities to implement labor saving technology, hedge against the potential of rising wood costs and free up kiln capacity, Rowe has increased the substitution of hardwood plywood for hardwood in certain aspects of the construction of its furniture frames. Because plywood construction is less labor-intensive, and in many respects more structurally sound than hardwood construction, this method has improved product quality while helping to reduce overall cost.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL CONSIDERATIONS

The Company's operations are required to meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on the Company's operations. Management believes that the Company's plants are in compliance in all material respects, with applicable federal, state and local laws and regulations concerned with safety, health and environmental protection.

The Company currently anticipates increased federal and state environmental and health and safety regulations affecting the furniture industry, particularly regarding emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect the Company's wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of any new regulations on the Company's operations or the costs of compliance.

COMPETITION

The furniture industry is highly competitive and includes a large number of manufacturers. The market in which the Company competes includes a large number of manufacturers of upholstered and wood furniture. Certain of the Company's competitors have greater financial resources than the Company. Management believes that the high quality, design and competitive pricing of the Company's products, the Company's reputation among retailers and the Company's commitment to customer service have enabled the Company to compete successfully in this market.

EMPLOYEES

As of November 29, 1998, the Company employed approximately 2,700 full-time employees, of which 300 are in management, supervisory and sales positions. None of the Company's employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

TRADEMARKS

The Company has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions" and "The ShowPlace" trademarks with the United States Patent and Trademark Office. Applications for registration of the Company's "Cover Ups", "Comfortable Stuff", "Comfortable Stuff by Rowe", "Mitchell Gold" "Robin Bruce" and "Home Elements" trademarks are pending before the United States Patent and Trademark Office. In connection with the Company's acquisition of J & M Designs, Ltd., the Company also owns the "The Wexford Collection" and "The Wexford Group" trademarks, which are registered with the United States Patent and Trademark Office and the California Secretary of State. In addition, the Company has certain of its trademarks registered in Australia, Canada and Mexico, and applications for registration of certain of the Company's trademarks are pending in Australia, Canada, Germany and the European Community. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

INSURANCE

The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains a self-insurance program for that portion of health care costs not covered by insurance.

FINANCING

The Company utilizes bank financing to partially fund working capital requirements, capital investments, a stock repurchase program, investments in other companies and funding of acquisitions. In 1998, overall funding requirements increased and the Company entered into a borrowing arrangement in November 1998 in the form of a $25 million revolving loan. Beyond this financing, the Company maintains committed credit lines in the amount of $40 million through four banks. At year-end 1998, the $25 million revolving loan was fully utilized and $2.1 million of committed credit lines were outstanding.

The Company is currently negotiating an additional bank revolving credit facility in anticipation of closing the acquisition of Storehouse in 1999. As previously indicated, the Company has invested $2.5 million in Storehouse, a 42 store chain of furniture stores and, subject to Storehouse reaching certain financial objectives for the year ending April 30, 1999, is committed to purchase 100% of the outstanding shares of this company.

In conjunction with the purchase of Mitchell Gold, the Company guaranteed and assumed responsibility for the $6.0 million Industrial Revenue Bond used to finance the construction of a new production facility.

As a result of the $25 million revolving loan entered into in November 1998, the previously indicated Industrial Revenue Bond for Mitchell Gold, new financing to fund the anticipated purchase of Storehouse and increased working capital requirements, interest expense in 1999 will significantly increase over the level incurred in 1998.

GOODWILL

The Company recognized approximately $2.6 million in goodwill from the acquisition of Wexford and approximately $10 million in goodwill from the acquisition of Mitchell Gold. Additional goodwill will be incurred if the Storehouse acquisition is completed in 1999. Given the timing of the acquisitions in 1998 and the possible acquisition of Storehouse in 1999, the charge to the Company in 1999 for goodwill will increase significantly.

ITEM 2.  PROPERTIES.

The following table sets forth certain information concerning the Company's manufacturing facilities:

                                                                                             Approximate
                                                                                                 Size in
Location                                    Description                                      Square Feet
--------                                    -----------                                      -----------
Salem, Virginia                             Administrative Office
                                            and Manufacturing                                    335,000
Salem, Virginia                             Manufacturing                                        241,000
Poplar Bluff, Missouri                      Manufacturing                                        300,000
Morehouse, Missouri                         Manufacturing                                        136,000
Carson, California                          Administrative Office
                                            and Manufacturing                                    103,000
Taylorsville, N. Carolina (2)               Administrative Office
                                            and Manufacturing                                    315,000

In addition, the Company leases executive offices in McLean, Virginia. The Company considers its manufacturing and office facilities to be adequate and well-maintained.

In addition to its manufacturing and office facilities, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                                 Approximate
                               Lease                                 Size in
Location                       Expires            Description    Square Feet
--------                       -------            -----------    -----------
Christiansburg, Virginia       Various thru
                               02-28-02           Industrial         79,000*
Jessup, Maryland               Various thru       Office/
                               12-31-04           Industrial        180,000
Sylmar, California             03-31-04           Industrial        115,000

*12,000 square feet is currently leased

Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. In past years, the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. A retail property located in Leesburg, Florida, which was acquired in 1984, was sold during fiscal year 1997. In 1998, the value of the the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value as new tenants have not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,422,000, $1,399,000 and $ 1,412,000 in 1996, 1997 and
1998, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 29, 1998.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) The information contained under the caption "Stock Price and Dividend Data" on page 20 in the Annual Report to Stockholders for the fiscal year ended November 29, 1998 is included in Exhibit 13 hereto and incorporated herein by reference.

         (b)  Approximate Number of Equity Security Holders.

                                       Approximate Number of Record
         Title of Class                Holders as of November 29, 1998
         --------------                -------------------------------

         Common Stock, par value                           1,000
         $1.00 per share

ITEM 6.  SELECTED FINANCIAL DATA.

The information contained under the caption "Five-year Summary" on page 8 in the Annual Report to Stockholders for the fiscal year ended November 29, 1998 is included in Exhibit 13 hereto and incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The management's discussion and analysis of financial condition and results of operations section on pages 9 and 10 of the Annual Report to Stockholders for the fiscal year ended November 29, 1998 is included in Exhibit 13 hereto and incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RISK DISCLOSURES

Because the Company's obligations under its revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 1999 fiscal year.

FORWARD LOOKING INFORMATION

Certain portions of this report, and particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this report and the portions of Item II in Part I contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following information on pages 11 to 20 in the Annual Report to Stockholders of the fiscal year ended November 29, 1998 is included in Exhibit 13 hereto and incorporated herein by reference:

         Consolidated Balance Sheets - - November 29, 1998 and November 30, 1997

         Consolidated Statements of Income - -
           Years Ended November 29, 1998, November 30, 1997 and December 1, 1996

         Consolidated Statements of Stockholders' Equity - -
           Years Ended November 29, 1998, November 30, 1997 and December 1,
           1996.

         Consolidated Statements of Cash Flows --
           Years Ended November 29, 1998, November 30, 1997 and December 1,
           1996.

         Notes to Consolidated Financial Statements (includes selected quarterly financial data)

         Report of Independent Certified Public Accountants

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                   PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 13 through 15 of the Company's 1999 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

The information required by Item 10 is contained in the Company's 1999 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is contained in the Company's 1999 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by Item 12 is contained in the Company's 1999 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 is contained in the Company's 1999 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements:

               The consolidated balance sheets as of November 29, 1998 and November 30, 1997 and the related consolidated statements of income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 29, 1998 together with the report of BDO Seidman, LLP dated January 8, 1999, appearing in the 1998 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1998 Annual Report to Stockholders.

          2.   Financial Statement Schedules:

               Report of Independent Certified Public Accountants on Financial Statement Schedule.

               Schedule II-Valuation and Qualifying Accounts.

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

10.4 Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.5 Employment Agreement dated December 6, 1984 between the Company and Mr. Harvey I. Ptashek (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)


10.6 Employment Agreement dated December 5, 1985 between the Company and Mr. Arthur H. Dunkin (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.7 Rowe Furniture Corporation Cash-or-Deferred Non-Qualified Executive Retirement Plan (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 27, 1995)

10.8 Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

13             Portions of the Annual Report for the year ended November 29,
               1998

21             List of Subsidiaries

23             Consent of BDO Seidman, LLP

27             Financial Data Schedule

          (b)  Reports on Form 8-K.

         On November 16, 1998, a Form 8-K was filed reporting that on October 30, 1998, Rowe Furniture Corporation (the "Company") completed its acquisition of The

Mitchell Gold Co., Inc. ("MGC") pursuant to the Stock Purchase Agreement dated September 25, 1998, among the Company, MGC, and the two stockholders of MGC, Mitchell S. Gold and Robert T. Williams, Jr. (the "Agreement"), The acquisition was effected through the purchase by the Company of all the issued and outstanding shares of the capital stock of MGC from Mr. Gold and Mr. Williams in exchange for a purchase price consisting of (i) an initial payment of $13 million, comprised of (1) $10 million in cash and (2) $3 million of convertible debentures, (ii) an interim earn-out amount, if earned of $5 million and (iii) a long-term earn-out amount, if earned, up to a maximum of $19 million (total maximum purchase price $32 million). The Agreement was included as an exhibit to the Company's Current Report on Form 8-K filed on October 7, 1998. The Company funded the $10 million cash portion of the initial payment by drawing upon an existing line of credit made in the ordinary course of business by a bank. MGC, a manufacturer of upholstered furniture, is now operated as a wholly-owned subsidiary of the Company.

     On January 14, 1999, a Form 8K/A was filed reporting that as previously reported, on October 31, 1998, Rowe Furniture Corporation (the "Company") completed its acquisition of The Mitchell Gold Co., Inc. ("MGC") pursuant to the Stock Purchase Agreement, dated September 25, 1998. Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant amended Item 7. Financial Statements and Exhibits of its Report on Form 8-K dated October 31, 1998 to include the financial statements and pro forma financial information required as part of this item as a exhibit to the amendment to the Company's Report on Form 8-K dated October 31, 1998 to include the following items: (1) Pro Forma Financial Statements (Unaudited), Pro Forma Combined Financial Statements - Introduction, Pro Forma Combined Balance Sheet as of August 30, 1998, Pro Forma Combined Statement of Income for the nine months ended August 30, 1998, Pro Forma Combined Statement of Income for the year ended November 30, 1997, Notes to Pro Forma Combined Financial Statements. (2) The Mitchell Gold Co. - Audited Financial Statements and Notes to Audited Financial Statements, Independent Accountants' Report, Balance Sheets as of April 30, 1998 and 1997, Statements of Income for the years ended April 30, 1998 and 1997, Statements of Retained Earnings for the years ended April 30, 1998 and 1997, Statements of Cash Flows for the years ended April 30, 1998 and 1997, Summary of Accounting Policies, Notes to Financial Statements and (3) The Mitchell Gold Co. Unaudited Financial Statements, Balance Sheets as of August 30, 1998 and 1997 (Unaudited), Statements of Income for the four months ended August 30, 1998 and 1997 (Unaudited), Statements of Cash Flows for the four months ended August 30, 1998 and 1997 (Unaudited).

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ROWE FURNITURE CORPORATION


                                   By: /s/ ARTHUR H. DUNKIN
                                      ----------------------------------
February 19, 1999                      A. H. Dunkin, Secretary-Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                               Date
---------                       -----

                              Chairman of the Board
/s/ GERALD M. BIRNBACH        President, Director             February 19, 1999
------------------------
G. M. Birnbach                (Principal Executive Officer)


/s/ RICHARD E. CHENEY         Director                        February 19, 1999
------------------------
R. E. Cheney


                              Secretary-Treasurer, Director
/s/ ARTHUR H. DUNKIN          (Principal Financial and        February 19, 1999
------------------------
A. H. Dunkin                  Accounting Officer)


/s/ HARVEY I. PTASHEK         Director                        February 19, 1999
------------------------
H. I. Ptashek

/s/ CHARLES T. ROSEN          Director                      February 19, 1999
-----------------------
C. T. Rosen


/s/ KEITH J. ROWE             Director                      February 19, 1999
-----------------------
K. J. Rowe


/s/ SIDNEY J. SILVER          Director                      February 19, 1999
-----------------------
S. J. Silver


/s/ ALLAN TOFIAS              Director                      February 19, 1999
-----------------------
Allan Tofias


/s/ GERALD O. WOODLIEF        Director                      February 19, 1999
-----------------------
G. O. Woodlief

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

Rowe Furniture Corporation
Salem, Virginia

The audits referred to in our report dated January 8, 1999, relating to the consolidated financial statements of Rowe Furniture Corporation, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended November 29, 1998) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

High Point, North Carolina                                /s/ BDO SEIDMAN, LLP
                                                          --------------------
January 8, 1999                                           BDO SEIDMAN, LLP

                          ROWE FURNITURE CORPORATION
                               AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR THE YEARS ENDED NOVEMBER 29, 1998, NOVEMBER 30, 1997 AND DECEMBER 1, 1996

                            (Thousands of Dollars)

     COL. A                      COL. B                     COL. C                           COL. D                     COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                               ADDITIONS
                                                  ---------------------------------------
                                                              (1)             (2)
                                                                                 CHARGED TO
                                BALANCE AT CHARGED TO       CHARGED TO                OTHER                           BALANCE AT
                                 BEGINNING COSTS AND         COSTS AND             ACCOUNTS          DEDUCTIONS -         END OF
DESCRIPTION                      OF PERIOD EXPENSES           EXPENSES           (DESCRIBE)          (DESCRIBE)           PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful
Accounts - 1998             $               316        $       (1,285)      $             -     $     (1,844)(A)     $       875

Allowance for doubtful
Accounts - 1997             $               300        $        3,918       $             -     $       3,902(B)     $       316

Allowance for doubtful
Accounts - 1996             $               300        $          490       $             -     $         490(C)     $       300

(A)  Accounts charged off less bad debt recoveries of $1,980,000

(B)  Accounts charged off less bad debt recoveries of $274,000

(C)  Accounts charged off less bad debt recoveries of $69,000