Form 10-Q
period 1999-02-28
ROWE FURNITURE CORP
filed 1999-04-13
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended February 28, 1999               Commission File Number 1-10226
                  -----------------                                      -------


                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                       54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

1650 Tysons Boulevard, Suite 710, McLean, Virginia             22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          703-847-8670
--------------------------------------------------------------------------------


                           Rowe Furniture Corporation
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                                               Yes   X   No
                                                               -----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class                              Outstanding February 28, 1999
--------------------------------------------------------------------------------
Common stock, par value $1.00 per share                 12,289,294 shares

                              THE ROWE COMPANIES

                                     INDEX

                                                                          Page
                                                                          ------
Part 1.  Financial Information

Consolidated Balance Sheets - February 28,1999 and
   November 29,1998                                                           4

Consolidated Statements of Income - Three Months
    Ended February 28, 1999 and March 1, 1998                                 5

Consolidated Statements of Cash Flows - Three Months
    Ended February 28, 1999 and March 1, 1998                                 6

Notes to Consolidated Financial Statements                                    8

Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                 9

Quantitative and Qualitative Disclosures about Market Risk                   12

Forward Looking Statements                                                   12

Part II. Other Information                                                   13

                       PART I -- FINANCIAL INFORMATION

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                     February 28,                         November 29,
                                                                         1999                                 1998
                                                                     ------------                         ------------
                                                                      (Unaudited)                           (Audited)
                                                                                      ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $      15                           $   2,480
Accounts receivable, net                                                   34,326                              29,631
Inventories (Note 4)                                                       23,571                              22,666
Deferred income tax asset                                                     181                                 181
Prepaid expenses                                                              948                               1,060
                                                                     ------------                         ------------
   Total current assets                                                    59,041                              56,018
PROPERTY AND EQUIPMENT, net                                                29,412                              26,530
GOODWILL, net                                                              12,504                              12,612
OTHER NONCURRENT ASSETS                                                    15,120                              15,302
                                                                     ------------                         ------------
                                                                        $ 116,077                           $ 110,462
                                                                     ============                         ============
LIABILITIES
CURRENT LIABILITIES
Current maturities of long - term debt                                  $     487                           $     487
Short term borrowings                                                       3,967                               2,093
Accounts payable and accrued liabilities                                   21,395                              22,032
Income taxes payable                                                        2,686                                 933
                                                                     ------------                         ------------
Total current liabilities                                                  28,535                              25,545
LONG - TERM DEBT                                                           33,758                              33,796
DEFERRED LIABILITIES                                                        5,898                               5,885
                                                                     ------------                         ------------
Total liabilities                                                          68,191                              65,226
                                                                     ------------                         ------------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                           February 28,   November 29,
                               1999          1998
                           ---------------------------
Authorized shares           20,000,000    20,000,000
Issued shares               14,943,449    14,905,795                       14,943                              14,906
Outstanding shares          12,289,294    12,264,576
CAPITAL IN EXCESS OF PAR VALUE                                              9,457                               9,363
RETAINED EARNINGS                                                          41,376                              38,713
                                                                     ------------                         ------------
                                                                           65,776                              62,982
Less treasury stock 2,654,155 shares in 1999 and
2,641,219 shares in 1998, at cost                                         (17,890)                            (17,746)
                                                                     ------------                         ------------
Total stockholders' equity                                                 47,886                              45,236
                                                                     ------------                         ------------
                                                                        $ 116,077                           $ 110,462
                                                                     ============                         ============

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998
                                   UNAUDITED
--------------------------------------------------------------------------------

                                                                      1999                                 1998
                                                                    --------                             --------
                                                                    ($ in thousands-except per share amounts)
Net shipments                                                       $ 59,966                             $ 45,331

Cost of shipments                                                     43,499                               33,244
                                                                    --------                             --------
  Gross profit                                                        16,467                               12,087

Selling and administrative expenses                                   11,241                                8,047
                                                                    --------                             --------
  Operating income                                                     5,226                                4,040

Interest expense                                                        (590)                                (118)

Other income                                                             271                                  330
                                                                    --------                             --------
  Earnings before taxes                                                4,907                                4,252

Taxes on income                                                        1,815                                1,654
                                                                    --------                             --------
Net earnings                                                         $ 3,092                              $ 2,598
                                                                    ========                             ========
Earnings per common share                                             $ 0.25                               $ 0.21
                                                                    ========                             ========
Weighted average common shares                                        12,278                               12,553
                                                                    ========                             ========
Earnings per common share assuming dilution                           $ 0.24                               $ 0.20
                                                                    ========                             ========
Weighted average common shares and equivalents                        13,294                               12,946
                                                                    ========                             ========
Dividends declared and paid per share                                $ 0.035                              $ 0.030
                                                                    ========                             ========

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998
                                   UNAUDITED
--------------------------------------------------------------------------------

                                                                                 1999                           1998
                                                                               --------                       --------
                                                                                           ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                                                 $ 55,271                       $ 41,865
  Cash paid to suppliers and employees                                          (54,853)                       (45,304)
  Income taxes paid, net of refunds                                                 (61)                          (620)
  Interest paid                                                                    (590)                          (118)
  Interest received                                                                  66                             59
  Other receipts - net                                                              230                            232
                                                                               --------                       --------
Net cash and cash equivalents provided by
(used in) operating activities                                                       63                         (3,886)
                                                                               --------                       --------
Cash flows from investing activities:
  Capital expenditures                                                           (3,923)                        (1,798)
  Payments to acquire business                                                        -                           (218)
                                                                               --------                       --------
Net cash used in investing activities                                            (3,923)                        (2,016)
                                                                               --------                       --------
Cash flows from financing activities:
  Net borrowings under line of credit                                             1,875                          6,555
  Payments to reduce long-term debt                                                 (37)                             -
  Proceeds from issuance of common stock                                            131                             61
  Dividends paid                                                                   (430)                          (377)
  Purchase of treasury stock                                                       (144)                          (207)
                                                                               --------                       --------
Net cash provided by financing activities                                         1,395                          6,032
                                                                               --------                       --------

Net increase (decrease) in cash and cash equivalents                             (2,465)                           130
Cash and cash equivalents at beginning of period                                  2,480                            850
                                                                               --------                       --------
Cash and cash equivalents at end of period                                     $     15                       $    980
                                                                               ========                       ========

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE THREE MONTHS ENDED FEBRUARY 28, 1999 AND MARCH 1, 1998
                                   UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                                  1999                           1998
                                                                                -------                        -------
                                                                                            ($ in thousands)
Net earnings                                                                    $ 3,092                        $ 2,598
                                                                                -------                        -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                                   1,214                            877
  Provision for deferred compensation                                               151                            203
  Payments made for deferred compensation                                          (159)                          (269)
  Provision for losses on accounts receivable                                         -                             84
  Change in operating assets and liabilities net of effect
         of acquisition of business:
    Decrease (increase) in accounts receivable                                   (4,695)                        (3,466)
    Decrease (increase) in inventories                                             (905)                           457
    Decrease (increase) in prepaid expenses                                         114                            172
    Decrease (increase) in cash surrender value
        of life insurance                                                           (28)                           (28)
    Decrease (increase) in other assets                                             146                           (431)
    Increase (decrease) in accounts payable                                      (1,524)                        (3,418)
    Increase (decrease) in accrued expenses                                         903                         (1,699)
    Increase (decrease) in income taxes payable                                   1,754                          1,034
                                                                                -------                        -------
      Total adjustments                                                          (3,029)                        (6,484)
                                                                                -------                        -------
Net cash provided by (used in) operating activities                             $    63                        $(3,886)
                                                                                =======                        =======

Supplemental schedule of non-cash investment activities:
  Fair value of assets acquired, other
    than cash and cash equivalents                                                                             $ 7,490
  Liabilities assumed                                                                                           (6,490)
  Amounts due to sellers                                                                                          (782)
                                                                                                               -------
  Cash payments made                                                                                             $ 218
                                                                                                               =======

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
--------------------------------------------------------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
--------------------------------------------------------------------------------

Note 1 - At the annual meeting of shareholders held March 30, 1999, the shareholders approved changing the name of the Company from Rowe Furniture Corporation to The Rowe Companies (the "Company"). The name change reflects the Company's expansion of its manufacturing operations through acquisitions and growth of its retail operations. The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; The Wexford Collection, Inc., a producer of solid wood furniture and Home Elements, Inc., a chain of retail specialty home furnishings stores. See Item 4 of Part II for additional information about the annual meeting.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 28, 1999 and the results of operations and cash flows for the three months ended February 28, 1999 and March 1, 1998.

Note 3 - The results of operations for the three-months ended February 28,1999 and March 1, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 4 - Inventory components are as follows:

                                         February 28,                 November 29,
                                            1999                          1998
                                         ------------                 ------------
                                                     ($ in thousands)
          Finished Goods                  $  5,722                     $  5,325
          Work - In - Process                4,739                        4,494
          Raw Materials                     13,110                       12,847
                                         ------------                 ------------
                                          $ 23,571                     $ 22,666
                                         ============                 ============

Note 5 - On January 1, 1998, through a newly created subsidiary, The Wexford Collection, Inc. ("Wexford"), the Company acquired the assets and assumed certain liabilities of J & M Designs Ltd. - Carson, California. On October 31, 1998, the Company acquired all of the issued and outstanding common stock of The Mitchell Gold Co. ("Mitchell Gold"). The three months ended February 28, 1999, include three months of activity for both Wexford and Mitchell Gold, while the period ended March 1, 1998 includes two months activity for Wexford only.

Note 6 - In August, 1998, the Company entered into an agreement to invest $2.5 million in Storehouse, Inc. ("Storehouse"), and subject to certain conditions, acquire all outstanding shares of its common stock. The acquisition price to be paid, if the acquisition occurs, will be based upon the financial performance of Storehouse for the twelve month period ending April 30, 1999.

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
--------------------------------------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Three Months ended February 28, 1999 Compared to Three Months ended March 1,
1998.

Net shipments during the first three months of 1999 increased by $14,635,000, or 32.3%, to $59,966,000 from $45,331,000 in 1998. Approximately $11,100,000 of this increase results from the inclusion of three months of Mitchell Gold shipments and an extra month of Wexford shipments in the first quarter of 1999 (See Note 5).

Gross profit during the first three months of 1999 increased by $4,380,000, or 36.2%, to $16,467,000 from $12,087,000 in 1998. Gross profit as a percentage of net shipments during the first quarter of 1999 increased to 27.5% from 26.7% in 1998. Management believes that the percentage increase was due to improved product mix, manufacturing efficiencies and higher volume.

Selling and administrative expenses during the first three months of 1999 increased by $3,194,000, or 39.7%, to $11,241,000 from $8,047,000 in 1998.
Selling and administrative expenses as a percentage of net shipments during the first three months of 1999 increased to 18.7% from 17.8% in 1998. These increases reflect the additional costs for Mitchell Gold, expansion of the Home Elements program and salary and benefit increases.

Operating income was $5,226,000 versus $4,040,000 in the prior year. The increase related to higher shipments and gross profit percentage, partially offset by increased selling and administrative expenses.

Net interest expense during the first three months of 1999 increased by $472,000 to $590,000 from $118,000 in 1998. The increase in net interest expense resulted primarily from additional short-term borrowings associated with working-capital requirements, borrowings used to fund the acquisition of Mitchell Gold, and the assumption of the industrial revenue bond used to finance the construction of Mitchell Gold's new production facility.

Other income during the first three months of 1999 decreased by $59,000 to $271,000 from $330,000 in 1998, due to various miscellaneous items.

Net earnings during the first three months of 1999 increased by $494,000 to $3,092,000 from $2,598,000 in 1998, reflecting higher net shipments and lower cost of shipments (as a percent to shipments) partially offset by higher selling and administrative expenses and interest on borrowed funds.

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
--------------------------------------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   UNAUDITED
--------------------------------------------------------------------------------

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. The Company has minimized its working capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management and product distribution.

Net cash provided by operating activities was $63,000 during the first three months of 1999 versus $3,886,000 net cash used in 1998. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for Wexford during 1998.

Capital expenditures were $3,923,000 during the first three months of 1999 and $1,798,000 in 1998. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, final construction costs at Mitchell Gold's new facility, installation of new systems for Year 2000 compliance and to improve efficiency and certain other additions of equipment and systems.

Net cash provided by financing activities during the first three months of 1999 was $1,395,000 versus $6,032,000 in 1998. In 1998, these activities related primarily to the increase in short-term borrowings for the acquisition of Wexford and its working capital needs partially offset by cash dividends and purchase of treasury stock.

The Company has unsecured short-term bank lines of credit totaling $40 million. The interest rates of those lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of February 28, 1999 was approximately $4.0 million.

In February, 1999, the Company announced plans to acquire land and construct a replacement manufacturing facility for its Salem, Virginia upholstery facility. Costs to complete this project in late 1999 are estimated to be approximately $22 million. The Company is in discussions with banking institutions to obtain funding for this project.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1999.

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
--------------------------------------------------------------------------------
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
                                   UNAUDITED
--------------------------------------------------------------------------------

Year 2000:
---------

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

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compliance plan. The Company has completed an assessment of the impact on its operations and compiled an inventory of computer programs and equipment potentially subject to change. New software has been installed in connection with a more fully integrated system that has addressed a portion of the Company's Year 2000 issues. The Company has replaced and/or modified core computer system programs and equipment and is testing these activities. Management estimates that the Company is 90% complete in its Year 2000 compliance. The Company's goal is to be completely Year 2000 compliant by the third quarter of 1999.

In addition, the Company has initiated communications with business partners to determine the extent of their efforts to remedy their Year 2000 issues. The Company is conducting a follow-up survey with those business partners, who did not have a positive response from initial communications. Although resources are being directed towards reducing interruptions caused by the Year 2000 issue, there is no guarantee the internal systems of the Company's business partners will be corrected and that there would be no material adverse impact on the Company's operations.

Management believes at this time that costs associated with replacing these systems and equipment should not have a material adverse effect on the Company. In 1998, expenses were approximately $150,000 with additional estimated expenditures of $450,000 in 1999, excluding the replacement of integrated and core systems.

Although management expects internal systems to be Year 2000 compliant as described above, a contingency plan has been developed to address any areas that fail to achieve Year 2000 compliance through the above methods.

Although resources are being directed towards reducing interruptions caused by the Year 2000 issue, there is no guarantee that the Company's systems will be corrected and that there would be no material adverse impact on the Company's operations.

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
--------------------------------------------------------------------------------
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------
                                   UNAUDITED
--------------------------------------------------------------------------------

Interest Risk Disclosures:
-------------------------

Because the Company's obligations under its revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 1999 fiscal year.

Forward Looking Statements:

Certain portions of this report, particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report, contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

                          PART II-- OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings.
--------------------------

None

Item 2. Changes in Securities.
------------------------------

None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None

Item 4. Submission  of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The annual meeting of shareholders for Rowe Furniture Corporation was held on March 30, 1999, in McLean, Virginia. As previously discussed in Note 1 to the Consolidated Financial Statements, the shareholders approved the change in the Company's name to "The Rowe Companies." In addition, shareholders approved the re-election of three individuals to the Board of Directors; Charles T. Rosen, Sidney J. Silver and Arthur H. Dunkin. The shareholders also approved an increase in the authorized shares of the Company from 20 million shares to 50 million shares, as well as approving an expansion of the authorized shares available for the existing stock option plan, from 1,968,125 shares to 2,968,125 shares. Voting results are shown below:

                                                                                                         Broker
                                                                     For        Against      Abstain    Non-Votes
                                                                     ---        -------      -------    ---------
Name Change:                                                      11,461,815       57,161      33,778           0

Election of directors:
  Charles T. Rosen                                                11,394,541      158,213           0           0
  Sidney J. Silver                                                11,395,894      156,860           0           0
  Arthur H. Dunkin                                                11,349,717      203,037           0           0

Increase in authorized shares to 50 million                       10,798,800      685,296      68,658           0

Increase in authorized shares for Stock Option Plan                8,007,356      591,685      88,676   2,865,037

Item 5. Other Information.
--------------------------

At a meeting of the Board of Directors following the annual meeting of shareholders, the bylaws of the Company were amended to increase the number of directors from nine to ten. Mitchell Gold, President and Chief Executive Officer of The Mitchell Gold Co., was elected to a one-year term as Director of the Company.

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

a. Exhibits: Exhibit 27- Financial Data Schedule for the first quarter of 1999.

b. Reports on Form 8-K: None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               THE ROWE COMPANIES
                               ------------------
                               Registrant


Date: April 13, 1999           /s/ Arthur H. Dunkin
                               ----------------------
                                Arthur H. Dunkin
                                Secretary-Treasurer