Form 10-Q
period 1999-05-30
ROWE FURNITURE CORP
filed 1999-07-08
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    May 30, 1999         Commission File Number       1-10226
                     ------------                                      -------


                              THE ROWE COMPANIES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            NEVADA                                         54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)



1650 Tysons Boulevard, Suite 710, McLean, Virginia        22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:   703-847-8670
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
                                              YES  X      No
                                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                Class                           Outstanding at May 30, 1999
--------------------------------------          ---------------------------
Common stock, par value $1.00 per share                 12,172,869 shares

                              THE ROWE COMPANIES

                                     INDEX
                                                           Page
                                                           ----
Part I.   Financial Information

          Consolidated Balance Sheets - May 30, 1999
              and November 29, 1998                           4

          Consolidated Statements of Income - Three
              Months and Six Months Ended May 30, 1999
              and May 31, 1998                                5

          Consolidated Statements of Cash Flows -  Six
              Months Ended May 30, 1999 and May 31, 1998      6

          Notes to Consolidated Financial Statements          8

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations             9

          Quantitative and Qualitative Disclosures about
              Market Risk                                    12

          Forward Looking Statements                         12

Part II.  Other Information                                  13

                       PART I - - FINANCIAL INFORMATION

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                      May 30,                     November 29,
                                                                                 -----------------              ----------------
                                                                                       1999                           1998
                                                                                 -----------------              ----------------
                                                                                    (Unaudited)                    (Audited)
                                                                                                  ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $     15                      $  2,480
Accounts receivable, net                                                               32,817                        29,631
Inventories (Note 4)                                                                   23,533                        22,666
Deferred income tax asset                                                                 181                           181
Prepaid expenses                                                                        1,516                         1,060
                                                                                     --------                      --------
     Total current assets                                                              58,062                        56,018

PROPERTY AND EQUIPMENT, net                                                            29,584                        26,530
GOODWILL, net                                                                          12,922                        12,612
OTHER NONCURRENT ASSETS                                                                16,362                        15,302
                                                                                     --------                      --------

                                                                                     $116,930                      $110,462
                                                                                     ========                      ========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                                 $    487                      $    487
Short term bank borrowings                                                              4,063                         2,093
Accounts payable and accrued liabilities                                               22,710                        22,032
Income taxes payable                                                                      920                           933
                                                                                     --------                      --------
     Total current liabilities                                                         28,180                        25,545

LONG-TERM DEBT                                                                         33,716                        33,796
DEFERRED LIABILITIES                                                                    6,079                         5,885
                                                                                     --------                      --------

      Total liabilities                                                                67,975                        65,226
                                                                                     --------                      --------
                                              May 30, 1999  November 29, 1998
                                              ------------  -----------------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:

Authorized shares                               50,000,000         20,000,000
Issued shares                                   14,995,374         14,905,795          14,995                        14,906
Outstanding shares                              12,172,869         12,264,576

CAPITAL IN EXCESS OF PAR VALUE                                                          9,616                         9,363
RETAINED EARNINGS                                                                      43,986                        38,713
                                                                                     --------                      --------
                                                                                       68,597                        62,982
Less treasury stock 2,822,505 shares in 1999 and
2,641,219 shares in 1998, at cost                                                     (19,642)                      (17,746)
                                                                                     --------                      --------

     Total stockholders' equity                                                        48,955                        45,236
                                                                                     --------                      --------
                                                                                     $116,930                      $110,462
                                                                                     ========                      ========

See notes to consolidated financial statements

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                         THE THREE AND SIX MONTHS ENDED
                         MAY 30, 1999 AND MAY 31, 1998
                                   UNAUDITED

                                          Three Months Ended         Six Months Ended
                                           May 30,   May 31,        May 30,    May 31,
                                            1999      1998           1999       1998
                                           -------   -------       --------   --------
                                           ($ in thousands - except per share amounts)

Net shipments                              $63,895   $45,617       $123,861    $90,948

Cost of shipments                           46,287    33,914         89,787     67,158
                                           -------   -------       --------    -------

   Gross profit                             17,608    11,703         34,074     23,790

Selling and administrative
expenses                                    12,522     7,754         23,763     15,801
                                           -------   -------       --------    -------

   Operating income                          5,086     3,949         10,311      7,989

Interest expense                              (552)     (155)        (1,141)      (273)

Other income                                   336       106            607        436
                                           -------   -------       --------    -------

   Earnings before taxes                     4,870     3,900          9,777      8,152

Taxes on income                              1,828     1,471          3,643      3,125
                                           -------   -------       --------    -------

Net earnings                               $ 3,042   $ 2,429       $  6,134    $ 5,027
                                           =======   =======       ========    =======


Earnings per common share                    $0.25     $0.19       $   0.50    $  0.40
                                           =======   =======       ========    =======

Weighted average common shares              12,216    12,510         12,247     12,532
                                           =======   =======       ========    =======

Earnings per common share
assuming dilution                            $0.23     $0.19       $   0.47    $  0.39
                                           =======   =======       ========    =======

Weighted average common shares and          13,134    12,944         13,214     12,935
 equivalents                               =======   =======       ========    =======

Dividends declared and paid per share
      Quarter Ended                                                  1999        1998
      -------------                                                --------    -------
      First quarter                                                $  0.035    $ 0.030
      Second quarter                                                  0.035      0.030
                                                                   --------    -------
      Total for the six months
      ended May 30, 1999
      and May 31, 1998                                             $  0.070    $ 0.060
                                                                   ========    =======

See notes to consolidated financial statements

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                         MAY 30, 1999 AND MAY 31, 1998
                                   UNAUDITED

                                                                                 1999                      1998
                                                                          ----------------          -----------------
                                                                                     ($  in  thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:

   Cash received from customers                                             $ 120,675                   $ 90,448
   Cash paid to suppliers and employees                                      (113,174)                   (88,417)
   Income taxes paid, net of refunds                                           (3,656)                    (3,697)
   Interest paid                                                               (1,142)                      (273)
   Interest received                                                              140                        254
   Other receipts - net                                                           467                        182
                                                                            ---------                   --------
Net cash and cash equivalents provided by
  (used in) operating activities                                                3,310                     (1,503)
                                                                            ---------                   --------

Cash flows from investing activities:
   Capital expenditures                                                        (5,251)                    (2,423)
   Payments to acquire business                                                     -                       (400)
                                                                            ---------                   --------
Net cash used in investing activities                                          (5,251)                    (2,823)
                                                                            ---------                   --------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                             1,970                      6,503
   Payments to reduce long-term debt                                              (79)                         -
   Proceeds from issuance of common stock                                         342                        664
   Dividends paid                                                                (860)                      (754)
   Purchase of treasury stock                                                  (1,897)                    (2,460)
                                                                            ---------                   --------
Net cash provided by (used in) financing activities                              (524)                     3,953
                                                                            ---------                   --------

Net increase (decrease) in cash and cash equivalents                           (2,465)                      (373)
Cash and cash equivalents at beginning of period                                2,480                        850
                                                                            ---------                   --------
Cash and cash equivalents at end of period                                  $      15                   $    477
                                                                            =========                   ========


See notes to consolidated financial statements

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                         MAY 30, 1999 AND MAY 31, 1998
                                   UNAUDITED

Reconciliation of Net Earnings to Net Cash
Provided By (Used In) Operating Activities:

                                                                          1999                         1998
                                                                   ------------------           -------------------
                                                                                  ($ in thousands)
Net earnings                                                                 $ 6,134                       $ 5,027
                                                                             -------                       -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                               2,017                         2,158
   Provision for deferred compensation                                           466                           421
   Payments made for deferred compensation                                      (293)                         (345)
   Provision for losses on accounts receivable                                     -                        (1,218)
   Change in operating assets and liabilities net of effect
           of acquisition of business:
      Decrease (increase) in accounts receivable                              (3,186)                         (500)
      Decrease (increase) in inventories                                        (867)                          104
      Decrease (increase) in prepaid expenses                                   (455)                           32
      Decrease (increase) in cash surrender value of
       life insurance                                                            (60)                          (60)
      Decrease (increase) in other assets                                     (1,128)                       (1,453)
      Increase (decrease) in accounts payable                                   (865)                       (5,096)
      Increase (decrease) in accrued expenses                                  1,560                            (1)
      Increase (decrease) in income taxes payable                                (13)                         (572)
                                                                             -------                       -------
         Total adjustments                                                    (2,824)                       (6,530)
                                                                             -------                       -------
Net cash provided by (used in) operating activities                          $ 3,310                       $(1,503)
                                                                             =======                       =======


Supplemental schedule of non-cash investment activities:
  Fair value of assets acquired, other
    than cash and cash equivalents                                                                         $ 7,490
  Liabilities assumed                                                                                       (6,490)
  Amounts due to sellers                                                                                      (782)
                                                                                                           -------
  Cash payments made                                                                                       $   218
                                                                                                           =======

See notes to consolidated financial statements

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

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

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 30, 1999 and the results of operations and cash flows for the six months ended May 30, 1999 and May 31, 1998.

Note 3 - The results of operations for the six months ended May 30, 1999 and May 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 4  - Inventory components are as follows:

                                  May 30,       November 29,
                                   1999            1998
                                  -------       ------------
                                     ($ in thousands)
Finished Goods                    $ 6,228          $ 5,325
Work-in-Process                     4,131            4,494
Raw Materials                      13,174           12,847
                                  -------          -------
                                  $23,533          $22,666
                                  =======          =======


Note 5 - On January 1, 1998, through a newly created subsidiary, The Wexford Collection, Inc. ("Wexford"), the Company acquired the assets and assumed certain liabilities of J & M Designs Ltd.-Carson, California. On October 31, 1998, the Company acquired all of the issued and outstanding common stock of The Mitchell Gold Co. ("Mitchell Gold"). The six months ended May 30, 1999 include six months of activity for both Wexford and Mitchell Gold, while the period ended May 31, 1998 includes five months activity for Wexford only.

Note 6 - On June 16, 1999, the Company announced that it has reached final agreement for the previously announced proposed acquisition of Storehouse, Inc. ("Storehouse"), of Atlanta, GA, a 43 store chain of retail furniture stores. The acquisition is expected to close on or about July 31, 1999. The Company will utilize a $25 million revolving credit facility to fund the approximately $12 million cash purchase price and retire $13 million in long-term debt of Storehouse.

                THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED

Results of Operations:
---------------------

Six Months Ended May 30, 1999 Compared to Six Months Ended May 31, 1998.

Net shipments during the first six months of 1999 increased by $32,913,000, or 36.2%, to $123,861,000 from $90,948,000 in 1998. Approximately $21,800,000 of this increase results from the inclusion of six months of Mitchell Gold shipments in the first half of 1999. (See Note 5).

Gross profit during the first six months of 1999 increased by $10,284,000, or 43.2%, to $34,074,000 from $23,790,000 in 1998. Gross profit as a percentage of net shipments during the first six months in 1999 increased to 27.5% from 26.2% in 1998. Management believes that the percentage increase was due to improved product mix, manufacturing efficiencies and higher volume.

Selling and administrative expenses during the first six months of 1999 increased by $7,962,000 or 50.4%, to $23,763,000 from $15,801,000 in 1998.
Selling and administrative expenses as a percentage of net shipments during the first six months of 1999 increased to 19.2% from 17.4% in 1998. The increase in selling and administrative expenses reflects the additional costs for Mitchell Gold, expansion of the Home Elements program, and additional salaries and benefits. The percentage increase in selling and administrative expenses was primarily from a gain on the sale of a previously written off Levitz Furniture receivable, recorded in the second quarter of 1998.

Operating income was $10,311,000 versus $7,989,000 in the prior year.   The
increase related to higher shipments and gross profit percentage, partially offset by increased selling and administrative expenses, net of the Levitz recovery in 1998.

Net interest expense during the first six months of 1999 increased by $868,000 to $1,141,000 from $273,000 in 1998. The increase in net interest expense resulted from additional short-term borrowings associated with working-capital requirements, borrowings used to fund the acquisition of Mitchell Gold, and the assumption of the Industrial Revenue Bond used to finance the construction of Mitchell Gold's new production facility.

Other income during the first six months of 1999 increased by $171,000 to $607,000 from $436,000 in 1998 primarily from a write-down in 1998 of investment property of approximately $288,000, pre-tax, to reflect estimated value.

Net earnings during the first six months of 1999 increased by $1,107,000 to $6,134,000 from $5,027,000 in 1998, reflecting higher net shipments and lower cost of shipments (as a percent to shipments), partially offset by higher selling and administrative expenses and interest on borrowed funds. Included in net earnings for 1998 was approximately $0.02 per share after tax from a gain on sale of a Levitz Furniture receivable, partially offset by an increase in reserve for bad debts, write-down of investment property and other unusual charges.

                THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. The Company has minimized its working capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management and product distribution.

Net cash provided by operating activities was $3,310,000 during the first six months of 1999 versus $1,503,000 net cash used in 1998. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for Wexford during 1998.

Capital expenditures were $5,251,000 during the first six months of 1999 and $2,423,000 in 1998. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, final construction costs at Mitchell Gold's new facility, installation of a new mainframe system for expansion, Year 2000 compliance and to improve efficiency, and certain other additions of equipment and systems.

Net cash used in financing activities during the first six months of 1999 was $524,000 versus $3,953,000 net cash provided by financing activities in 1998. In 1999, these activities related primarily to cash dividends and the purchase of treasury stock. In 1998, these activities related primarily to the increase in short-term borrowings for the acquisition of Wexford and its working capital needs, partially offset by cash dividends and the purchase of treasury stock.

The Company has unsecured short-term bank lines of credit totaling $31 million. The interest rates on these lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of May 30, 1999 was approximately $4.1 million.

In May 1999, the Company broke ground on the construction of a new manufacturing facility in Montgomery County, Virginia, to replace its Salem, Virginia, upholstery facility. This project will be funded by off-balance sheet financing. Costs to complete this project in late 1999 and early 2000 are estimated at approximately $24 million.

In June 1999, the Company announced that it had reached final agreement to acquire Storehouse, a 43 store chain of retail furniture stores. The Company will utilize a $25 million revolving credit facility to fund the cash purchase price and retire long-term debt of Storehouse.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1999.

                THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED

Year 2000:
----------

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

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compliance plan. The Company has completed an assessment of the impact on its operations and compiled an inventory of computer programs and equipment potentially subject to change. New software has been installed in connection with a more fully integrated system that has addressed a portion of the Company's Year 2000 issues. The Company has replaced and/or modified core computer system programs and equipment. Management estimates that it is 95% complete in its Year 2000 compliance. The Company's goal is to be completely Year 2000 compliant by the third quarter of 1999.

In addition, the Company has initiated communications with business partners to determine the extent of their efforts to remedy their Year 2000 issues. The Company has conducted a follow-up survey with those business partners who did not have a positive response from initial communications.

Management believes at this time that costs associated with replacing these systems and equipment should not have a material adverse effect on the Company. In 1998, expenses were approximately $150,000 with additional estimated expenditures of $450,000 in 1999, excluding the replacement of integrated and core systems.

Although management expects internal systems to be Year 2000 compliant as described above, contingency plans have been developed to address any areas that fail to achieve Year 2000 compliance through the above methods.

Although resources are being directed towards reducing interruptions caused by the Year 2000 issue, there is no guarantee that the Company's systems, or the internal systems of the Company's business partners, will be corrected and that there would be no material adverse impact on the Company's operations.

                THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED

Interest Risk Disclosures:
--------------------------

Because the Company's obligations under its revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 1999 fiscal year.


Forward Looking Statements:

Certain portions of this report, particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report, contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate," or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the second quarter of
1999.

b.  Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          THE ROWE COMPANIES
                                          ------------------
                                          Registrant


Date:
     ---------------------                ------------------------------
                                          Arthur H. Dunkin
                                          Secretary-Treasurer