Form 10-Q
period 1999-08-29
ROWE COMPANIES
filed 1999-10-13
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 29, 1999            Commission File Number    1-10226
                  ---------------                                   ----------

                              THE ROWE COMPANIES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



         NEVADA                                                54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


1650 Tysons Boulevard, Suite 710, McLean, Virginia                  22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:              703-847-8670
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

                                                        YES     X      No _____
                                                            ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                Class                          Outstanding at August 29, 1999
---------------------------------------        ------------------------------
Common stock, par value $1.00 per share                12,173,420 shares

                              THE ROWE COMPANIES

                                     INDEX


Part I. Financial Information                                              Page
                                                                           ----

        Consolidated Balance Sheets - August 29,1999 and
            November 29, 1998                                                4

        Consolidated Statements of Income - Three Months and Nine Months
            Ended August 29,1999 and August 30,1998                          5

        Consolidated Statements of Cash Flows -  Nine Months
            Ended August 29,1999 and August 30,1998                          6

        Notes to Consolidated Financial Statements                           8

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       10

        Quantitative and Qualitative Disclosures about Market Risk          13

        Forward Looking Statements                                          13

Part II. Other Information                                                  14

                       PART I - - FINANCIAL INFORMATION

               THE ROWE COMPANIES AND WHOLLY -OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                   August 29,                       November 29,
                                                                                     1999                              1998
                                                                               -----------------               --------------------
                                                                                  (Unaudited)                        (Audited)
                                                                                               ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $           4,713               $              2,480
Accounts receivable, net                                                                  35,170                             29,631
Inventories (Note 4)                                                                      37,365                             22,666
Deferred income tax asset, current                                                           181                                181
Prepaid expenses                                                                           2,175                              1,060
                                                                               -----------------               --------------------
         Total current assets                                                             79,604                             56,018

PROPERTY AND EQUIPMENT, net                                                               35,579                             26,530
GOODWILL, net (Notes 5 and 6)                                                             27,204                             12,612
DEFERRED INCOME TAX ASSET, NON-CURRENT                                                     1,229                                  0
OTHER NONCURRENT ASSETS                                                                   16,758                             15,302
                                                                               -----------------               --------------------

                                                                               $         160,374               $            110,462
                                                                               =================               ====================

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                           $             487               $                487
Short term bank borrowings                                                                 2,399                              2,093
Accounts payable                                                                          18,608                             16,928
Accrued liabilities                                                                       21,941                              5,104
Income taxes payable                                                                         679                                933
                                                                               -----------------               --------------------
     Total current liabilities                                                            44,114                             25,545

LONG-TERM DEBT (Note 6)                                                                   58,658                             33,796
DEFERRED LIABILITIES                                                                       6,189                              5,885
                                                                               -----------------               --------------------

     Total liabilities                                                                   108,961                             65,226
                                                                               -----------------               --------------------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:

                                               August 29,     November 29,
                                                  1999            1998
                                            ------------------------------
Authorized shares                              50,000,000       20,000,000
Issued shares                                  15,009,199       14,905,795                15,009                             14,906
Outstanding shares                             12,173,420       12,264,576

CAPITAL IN EXCESS OF PAR VALUE                                                             9,704                              9,363
RETAINED EARNINGS                                                                         46,483                             38,713
                                                                               -----------------               --------------------
                                                                                          71,196                             62,982
Less treasury stock 2,835,779 shares in 1999 and
2,641,219 shares in 1998, at cost                                                        (19,783)                           (17,746)
                                                                               -----------------               --------------------

     Total stockholders' equity                                                           51,413                             45,236
                                                                               -----------------               --------------------
                                                                               $         160,374               $            110,462
                                                                               =================               ====================

See notes to consolidated financial statements

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME FOR
                        THE THREE AND NINE MONTHS ENDED
                       AUGUST 29,1999 AND AUGUST 30,1998
                                   UNAUDITED
--------------------------------------------------------------------------------

                                                         Three Months Ended                                  Nine Months Ended
                                                 August 29,                August 30,                August 29,          August 30,
                                                       1999                      1998                      1999                1998
                                             --------------              ------------           ---------------        ------------
                                                                  ($ in thousands - except per share amounts)
Net shipments                                       $70,234                   $47,972                  $194,095            $138,920

Cost of shipments                                    48,956                    35,331                   138,469             102,269
                                                    -------                   -------                  --------            --------

   Gross profit                                      21,278                    12,641                    55,626              36,651

Selling and administrative
   Expenses                                          17,019                     9,241                    41,056              25,262
                                                    -------                   -------                  --------            --------

   Operating income                                   4,259                     3,400                    14,570              11,389

Interest expense                                       (662)                     (111)                   (1,803)               (384)

Other income                                          1,070                       338                     1,677                 774
                                                    -------                   -------                  --------            --------

   Earnings before taxes                              4,667                     3,627                    14,444              11,779

Taxes on income                                       1,744                     1,395                     5,387               4,520
                                                    -------                   -------                  --------            --------

Net earnings                                        $ 2,923                   $ 2,232                  $  9,057            $  7,259
                                                    =======                   =======                  ========            ========

Earnings per common share                           $  0.24                   $  0.18                  $   0.74            $   0.58
                                                    =======                   =======                  ========            ========

Weighted average common shares                       12,173                    12,377                    12,222              12,478
                                                    =======                   =======                  ========            ========

Earnings per common share
   Assuming dilution                                $  0.23                   $  0.17                  $   0.70            $   0.56
                                                    =======                   =======                  ========            ========

Weighted average common shares
  and equivalents                                    12,992                    12,817                    13,140              12,937
                                                    =======                   =======                  ========            ========

Dividends declared and paid
   per share

      Quarter Ended                                                                                      1999                1998
      -------------                                                                                      ----                ----
      First quarter                                                                                    $  0.035            $   0.03
      Second quarter                                                                                      0.035                0.03
      Third quarter                                                                                       0.035                0.03
                                                                                                       --------            --------
      Total for the nine months
        Ended August 29, 1999
        And August 30, 1998                                                                            $  0.105            $   0.09
                                                                                                       ========            ========

See notes to consolidated financial statements

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                      AUGUST 29,1999 AND AUGUST 30, 1998
                                   UNAUDITED
--------------------------------------------------------------------------------

                                                                                                1999                      1998
                                                                                                ----                      ----
                                                                                                       ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                                              $ 188,493                 $ 135,965
   Cash paid to suppliers and employees                                                       (174,032)                 (131,187)
   Income taxes paid, net of refunds                                                            (5,641)                   (5,081)
   Interest paid                                                                                (1,803)                     (384)
   Interest received                                                                               241                       330
   Other receipts - net                                                                            702                       444
                                                                                             ---------                 ---------
Net cash and cash equivalents provided by
  (used in) operating activities                                                                 7,960                        87
                                                                                             ---------                 ---------

Cash flows from investing activities:
   Proceeds from sales of fixed assets                                                              19                         -
   Capital expenditures                                                                         (6,147)                   (4,485)
   Payments to acquire business                                                                (11,684)                   (2,900)
                                                                                             ---------                 ---------
Net cash used in investing activities                                                          (17,812)                   (7,385)
                                                                                             ---------                 ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                                                305                    10,985
   Proceeds from issuance of long-term debt                                                     25,000                         -
   Payments to reduce long-term debt                                                           (10,339)                        -
   Proceeds from issuance of common stock                                                          443                       840
   Dividends paid                                                                               (1,287)                   (1,128)
   Purchase of treasury stock                                                                   (2,037)                   (4,164)
                                                                                             ---------                 ---------
Net cash provided by (used in) financing activities                                             12,085                     6,533
                                                                                             ---------                 ---------

Net increase (decrease) in cash and cash equivalents                                             2,233                      (765)
Cash and cash equivalents at beginning of period                                                 2,480                       850
                                                                                             ---------                 ---------
Cash and cash equivalents at end of period                                                   $   4,713                 $      85
                                                                                             =========                 =========

              THE ROWE COMPANIES AND WHOLLY - OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                       AUGUST 29,1999 AND AUGUST 30,1998
                                   UNAUDITED
--------------------------------------------------------------------------------


Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                                                  1999            1998
                                                                                                  ----            ----
                                                                                                    ($ in thousands)
Net earnings                                                                                    $  9,057        $ 7,259
                                                                                                --------        -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                                                   4,110          2,775
   Provision for deferred compensation                                                               602            440
   Payments made for deferred compensation                                                          (319)          (400)
   Provision for losses on accounts receivable                                                      (194)        (1,186)
   Loss (gain) on disposition of assets                                                                4              -
   Change in operating assets and liabilities net of effect
           of acquisition of business:
      Decrease (increase) in accounts receivable                                                  (5,602)        (2,955)
      Decrease (increase) in inventories                                                          (1,676)          (727)
      Decrease (increase) in prepaid expenses                                                        138           (133)
      Decrease (increase) in cash surrender value of
         life insurance                                                                              (90)           (89)
      Decrease (increase) in other assets                                                          1,298           (193)
      Increase (decrease) in accounts payable                                                     (5,998)        (3,576)
      Increase (decrease) in accrued expenses                                                      6,884           (567)
      Increase (decrease) in income taxes payable                                                   (254)          (561)
                                                                                                --------        -------
         Total adjustments                                                                        (1,097)        (7,172)
                                                                                                --------        -------
Net cash provided by (used in) operating activities                                             $  7,960        $    87
                                                                                                ========        =======


Supplemental schedule of non-cash investment activities:
  Fair value of assets acquired, other
  than cash and cash equivalents                                                                $ 39,246        $ 7,490
  Liabilities assumed                                                                            (30,354)        (6,490)
  Amounts due to sellers                                                                               -           (782)
                                                                                                --------        -------
  Cash payments made                                                                            $  8,892        $   218
                                                                                                ========        =======

See notes to consolidated financial statements

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED
--------------------------------------------------------------------------------

Note 1 - At the annual meeting of shareholders held March 30, 1999, the shareholders approved changing the name of the Company from Rowe Furniture Corporation to The Rowe Companies (the "Company"). The name change reflects the Company's expansion of its manufacturing operations through acquisitions and growth of its retail operations. The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; The Wexford Collection, Inc., a producer of solid wood furniture; Home Elements, Inc., a chain of retail specialty home furnishings stores, and, effective August 1, 1999, Storehouse, Inc., which operates a 43 store retail furniture chain in the Northeast, Southeast, and Southwest.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 29,1999 and the results of operations and cash flows for the nine months ended August 29,1999 and August 30,1998.

Note 3 - The results of operations for the nine months ended August 29,1999 and August 30,1998 are not necessarily indicative of the results to be expected for the full year.

Note 4 -  Inventory components are as follows:

                                            August 29,   November 29,
                                               1999          1998
                                            ---------    -----------
                                                 ($ in thousands)
                    Finished Goods           $19,265       $ 5,325
                    Work-in-Process            4,174         4,494
                    Raw Materials             13,926        12,847
                                             -------       -------
                                             $37,365       $22,666
                                             =======       =======

Note 5 - On January 1, 1998, through a newly created subsidiary, The Wexford Collection, Inc. ("Wexford"), the Company acquired the assets and assumed certain liabilities of J & M Designs Ltd. Carson, California. On October 31, 1998, the Company acquired all of the issued and outstanding common stock of The Mitchell Gold Co. ("Mitchell Gold"). The nine months ended August 29,1999 include nine months of activity for both Wexford and Mitchell Gold, while the period ended August 30,1998 includes eight months activity for Wexford only.

Note 6 - On June 16, 1999, the Company announced that it had reached final agreement for the acquisition of Storehouse, Inc. ("Storehouse"), of Atlanta, Georgia, a 43 store chain of retail furniture stores. The acquisition was completed effective August 1, 1999. The Company utilized a $25 million unsecured revolving credit facility to fund the approximately $11.7 million cash purchase price and retire $12.7 million in long-term debt of Storehouse, including $2.5 million previously loaned by the Company in the form of a subordinated note. The nine months ended August 29, 1999 include one month of activity for Storehouse.

          The $25 million unsecured revolving credit facility was executed in July, 1999, and is fully payable on July 31, 2002. The agreement requires quarterly interest payments at Libor plus a spread ranging from .35% to 1.30%.

          The following unaudited pro forma information has been prepared by the Company's management based upon historical financial statements of the Company, Storehouse, and for 1998 periods, Mitchell Gold, and give effect to the acquisitions as if they had occurred at the beginning of the periods presented. This unaudited pro forma information may not be indicative of the results that actually would have occurred if the combinations had been in effect on the date indicated or which may be obtained in the future.

                                                        Three Months Ended                              Nine Months Ended
                                                        ------------------                              -----------------

                                                   August 29,          August 30,                 August 29,        August 30,
                                                     1999                1998                       1999              1998
                                                     ----                ----                       ----              ----
          (unaudited)                                              ($ in thousands, except per share amounts)
          Net shipments                            $80,773             $72,841                    $237,915          $212,631

          Net earnings                             $ 2,904             $ 1,195                    $  8,477          $  4,760

          Earnings per common share                $  0.24             $  0.10                    $   0.69          $   0.38

          Earnings per common share
             Assuming dilution                     $  0.23             $  0.10                    $   0.65          $   0.37

Note 7 - The Company's operations are classified into two business segments; wholesale and retail home furnishings. Prior to the acquisition of Storehouse at July 31, 1999, the Company reported its operations as one segment, wholesale home furnishings.

          The wholesale home furnishings segment is comprised of three operating subsidiaries. Rowe Furniture, Inc. and The Mitchell Gold Company manufacture and sell upholstered furniture to dealers. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The Wexford Collection, Inc. manufactures and sells casegoods to dealers. Casegoods consist of solid wood furniture such as beds, chests and dressers, dining sets and related products.

          The retail home furnishings segment is comprised of two operating subsidiaries. Storehouse, Inc. and Home Elements, Inc. sell home furnishings and accessories to customers through networks of company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), casegoods and home accessories.

          The other category is comprised of additional subsidiaries reviewed by management including parent company expenses. In late 1998, the Company created a parent company organization that moved the investments in subsidiaries from Rowe Furniture, Inc. to the parent, included in Other below.

                                                Wholesale                Retail
                                                  Home                    Home
                                               Furnishings             Furnishings       Inter-segment
                                                 Segment                 Segment         Eliminations       Other       Consolidated
                                                 -------                 -------         -------------      -----       ------------
                    1999
                    ----

               Revenue                            $180,350              $20,272            $ (6,527)       $     -        $194,095
               Pre-tax net earnings(loss)           14,223                 (948)               (153)         1,322          14,444
               Total assets                        108,201               48,264             (90,887)        94,796         160,374


                    1998
                    ----

               Revenue                            $133,397              $ 9,661            $ (4,138)       $     -        $138,920
               Pre-tax net earnings(loss)           11,525                 (124)                (67)           445          11,779
               Total assets                        107,193                3,943             (39,835)         8,105          79,406

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine Months Ended August 29, 1999 Compared to Nine Months Ended August 30, 1998.

Net shipments during the first nine months of 1999 increased by $55,175,000, or 39.7%, to $194,095,000 from $138,920,000 in 1998. Approximately $34,700,000 of this increase results from the inclusion of nine months of Mitchell Gold shipments in 1999 (see Note 5), while approximately $6,700,000 ($5.6 million net of intercompany eliminations) results from the inclusion of Storehouse for one month (see Note 6).

Gross profit during the first nine months of 1999 increased by $18,975,000, or 51.8%, to $55,626,000 from $36,651,000 in 1998. Gross profit as a percentage of net shipments during the first nine months in 1999 increased to 28.7% from 26.4% in 1998. Management believes that the percentage increase was due to the inclusion of Storehouse for one month, improved product mix, manufacturing efficiencies and higher volume. Management anticipates that the addition of Storehouse will cause gross profit as a percentage of shipments to increase in future periods.

Selling and administrative expenses during the first nine months of 1999 increased by $15,794,000, or 62.5%, to $41,056,000 from $25,262,000 in 1998.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 1999 increased to 21.2% from 18.2% in 1998. The increase in selling and administrative expenses reflects the additional costs for Mitchell Gold and Storehouse, expansion of the Home Elements program, and additional salaries and benefits. The percentage increase in selling and administrative expenses reflects the addition of Storehouse in 1999 and a gain on the sale of a previously written off Levitz Furniture receivable, recorded in the second quarter of 1998.

Operating income was $14,570,000 versus $11,389,000 in the prior year. The increase related to higher shipments and gross profit percentage, partially offset by increased selling and administrative expenses, net of the Levitz recovery in 1998.

Net interest expense during the first nine months of 1999 increased by $1,419,000 to $1,803,000 from $384,000 in 1998. The increase in net interest expense resulted from additional short-term borrowings associated with working-capital requirements, borrowings used to fund the acquisitions of Mitchell Gold and Storehouse, and the assumption of the Industrial Revenue Bond used to finance the construction of Mitchell Gold's new production facility.

Other income during the first nine months of 1999 increased by $903,000 to $1,677,000 from $774,000 in 1998. Commission income of approximately $720,000 on consignment sales at Storehouse are reflected here in 1999, while 1998 results were reduced by a write-down of investment property of approximately $288,000, pre-tax, to reflect estimated value. Management is revising contracts with consignment vendors, which will result in recording these sales with net shipments in future periods.

Net earnings during the first nine months of 1999 increased by $1,798,000 to $9,057,000 from $7,259,000 in 1998, reflecting higher net shipments and lower cost of shipments (as a percent to shipments), partially offset by higher selling and administrative expenses and interest on borrowed funds. Included in net earnings for 1998 was approximately $0.02 per share after tax from a gain on sale of a Levitz Furniture receivable, partially offset by an increase in reserve for bad debts, write-down of investment property and other unusual charges.

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED
--------------------------------------------------------------------------------

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. The Company has minimized its working capital requirements by improving operating efficiencies in various aspects of its business, including inventory and receivable management and product distribution.

Net cash provided by operating activities was $7,960,000 during the first nine months of 1999 versus $87,000 provided in 1998. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, including reduction of current liabilities for Wexford during 1998.

Capital expenditures were $6,147,000 during the first nine months of 1999 and $4,485,000 in 1998. These expenditures were incurred primarily in connection with maintaining the Company's production capacity, final construction costs at Mitchell Gold's new facility, installation of a new mainframe system for expansion, Year 2000 compliance and to improve efficiency, and certain other additions of equipment and systems. The Company also utilized $11,684,000 to acquire Storehouse in 1999, while in 1998, a $2.5 million investment was made in Storehouse.

Net cash provided by financing activities during the first nine months of 1999 was $12,085,000 versus $6,533,000 provided by financing activities in 1998. In 1999, these activities related primarily to a long-term borrowing used to fund the acquisition price for Storehouse and to pay off Storehouse's higher cost long-term debt, offset by cash dividends and the purchase of treasury stock. In 1998, these activities related primarily to the increase in short-term borrowings for the acquisition of Wexford and its working capital needs, partially offset by cash dividends and the purchase of treasury stock.

The Company has unsecured short-term bank lines of credit totaling $31 million. The interest rates on these lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of August 29,1999 was approximately $2.4 million.

In May 1999, the Company broke ground on the construction of a new manufacturing facility and administrative offices in Montgomery County, Virginia, to replace its Salem, Virginia, upholstery facility. This project will be funded by off-balance sheet financing. Costs to complete this project by the middle of 2000 are estimated at approximately $25 million.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 1999.

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED
--------------------------------------------------------------------------------

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

In 1997, the Company established a Year 2000 task force to develop and implement a Year 2000 compliance plan for Rowe Furniture, Inc., and Home Elements, Inc. Year 2000 task forces at newly acquired subsidiaries were incorporated into this plan upon acquisition. The following comments apply to all subsidiaries except Storehouse, Inc.

The Company has completed an assessment of the impact on its operations and compiled an inventory of computer programs and equipment potentially subject to change. New software has been installed in connection with a more fully integrated system that has addressed a portion of the Company's Year 2000 issues. The Company has replaced and/or modified core computer system programs and equipment. Management believes that it is essentially complete in its Year 2000 compliance.

In addition, the Company has communicated with its business partners to determine the extent of their efforts to remedy their Year 2000 issues. The Company has conducted follow-up surveys with those business partners who did not have a positive response from initial communications.

Management believes at this time that costs associated with replacing these systems and equipment have not had a material adverse effect on the Company. In 1998, expenses were approximately $150,000 with additional expenditures of $450,000 in 1999, excluding the replacement of integrated and core systems.

Although management expects internal systems are Year 2000 compliant as described above, contingency plans have been developed to address any areas that fail to achieve Year 2000 compliance through the above methods.

At Storehouse, Inc., Year 2000 issues continue to be addressed. Storehouse has completed an assessment of the impact on its operations, including communications with its business partners, and compiled inventories of computer programs and equipment subject to change. New software has been installed for several applications, with additional hardware and software installations and upgrades planned for the fourth quarter of fiscal year 1999. Testing to verify Year 2000 compliance will be required after installation for several of these applications. While schedules have been established to accomplish all identified installations, upgrades and testing before the change of the century, there is no guarantee that all scheduled work will be completed on time, or that additional issues will not materialize subsequent to such installations, upgrades and testing. Storehouse has incurred approximately $130,000 on Year 2000 compliance, with additional expenditures of up to $100,000 expected.

Although resources have been and continue to be directed towards reducing interruptions caused by the Year 2000 issue, there is no guarantee that the Company's systems, or the internal systems of the Company's business partners, have ultimately been corrected and that there would be no material adverse impact on the Company's operations.

               THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   UNAUDITED
--------------------------------------------------------------------------------

Interest Risk Disclosures:
--------------------------

Because the Company's obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 1999 fiscal year.

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

                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.
--------------------------

None

Item 2.  Changes in Securities.
------------------------------

None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None

Item 5.  Other Information.
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the third quarter of
1999.

b. Reports on Form 8-K: A report on Form 8-K was filed on August 13, 1999 to announce that The Rowe Companies (the "Company") completed its acquisition of Storehouse, Inc. ("Storehouse") pursuant to the Stock Purchase Agreement, dated August 25, 1998, among the Company and the shareholders of Storehouse (the "Agreement"). The acquisition was effected through the purchase by the Company of all the issued and outstanding shares of the capital stock of Storehouse from the shareholders in exchange for a purchase price of $11.7 million. In addition, on August 2, 1999, the Company refinanced $12.7 million in Storehouse long-term debt. The Agreement was included as an exhibit to the Company's Current Report on Form 8-K filed on August 26, 1998. The Company funded the transaction through the utilization of a $25 million revolving credit facility from Bank of America. Storehouse, a retail furniture store chain, is now operated as a wholly-owned subsidiary of the Company.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant



       October 13, 1999                               /s/ Arthur H. Dunkin
Date: ___________________                       --------------------------------
                                                                Arthur H. Dunkin
                                                             Secretary-Treasurer