Form 10-K405
period 1999-11-28
ROWE COMPANIES
filed 2000-02-25
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended November 28, 1999

                         Commission File Number 1-10226

                               THE ROWE COMPANIES
             (Exact name of registrant as specified in its charter)

                        Nevada                                  54-0458563
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification Number)

     1650 Tysons Boulevard, Suite 710, McLean, Virginia           22102
        (Address of principal executive offices)                (Zip Code)

      Registrant's telephone number, including area code: (703) 847-8670

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on which Registered
          -------------------          ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 11, 2000 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $73,815,416.

As of February 11, 2000, there were issued and outstanding 13,245,624 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        Document                              Where Incorporated
                        --------                              ------------------

Portions of the Annual Report for the year ended
November 28, 1999                                             Parts I, II and IV
Portions of the Annual Proxy Statement for the year ended
November 28, 1999                                             Part III

                                    PART I

Item 1. Business.

General

The Rowe Companies (the "Company") is a synergistic collection of manufacturers and retailers in the home furnishings industry. Originally founded in 1946 as Rowe Furniture Corporation, we changed our name in March 1999 to more appropriately reflect the expanded scope of the Company's operations.

In January 1998, the Company created a new subsidiary, The Wexford Collection, Inc., ("Wexford"), to acquire the assets and liabilities of J&M Designs, Ltd. In October 1998, the Company acquired The Mitchell Gold Company, ("Mitchell Gold"). In August 1999, the Company acquired Storehouse, Inc., ("Storehouse"). These companies joined Rowe Furniture, Inc., ("Rowe"), our core upholstered furniture subsidiary, and Home Elements, Inc., ("Home Elements"), the Company's internally grown retail furniture chain. Home Elements previously operated under the name The Rowe Showplace.

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered and leather furniture, as well as casual wood furniture. Upholstered and leather furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered and leather furniture (primarily obtained from the wholesale segment), casegoods, dining sets, rugs and other home furnishing accessories through Company-owned stores located primarily throughout the mid-Atlantic, southeastern, and southwestern United States. The information on pages 28 to 29 in the Annual Report to Stockholders for the fiscal year ended November 28, 1999, is included in Exhibit 13 hereto and incorporated herein by reference.

The Company is incorporated under the laws of Nevada. Its principal executive offices are located at 1650 Tysons Boulevard, McLean, Virginia 22102, and its telephone number is (703) 847-8670. Unless the context indicates otherwise, references herein to the "Company" include The Rowe Companies, its predecessors, and its subsidiaries.

Executive Officers Who Are Not Directors

Barry A. Birnbach has been in the service of the Company since 1968. He has served as the Company's Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President - Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company's President and Chairman of the Board.

Timothy J. Fortune has been in the service of the Company since 1997. He has served as the Company's Vice President of Human Resources since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

The Industry

As reported by the American Furniture Manufacturers Association in December 1999, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 1999.

                                              1996     1997     1998     1999*
                                             ----------------------------------
                                                         (in billions)
Industry shipments.......................     $20.0    $21.2    $23.0    $25.0
Upholstered furniture shipments..........       7.9      8.5      9.5     10.5

* Estimated

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

Wholesale Home Furnishings Segment

Product Lines

The wholesale home furnishings segment's products encompass a full line of upholstered furniture including sofas, loveseats, occasional chairs and sleep sofas, covered in fabric or leather. The wholesale segment's products are available in over 1,000 different fabrics. Styles offered include traditional, contemporary and country. The wholesale segment also produces a line of casual wood furniture.

The wholesale segment's product strategy is to provide a wide choice of furniture styles and fabrics while providing high quality at competitive prices. The wholesale segment continually reviews and evaluates its designs, and primarily on a semi-annual basis adds and discontinues designs, as it deems appropriate. The wholesale segment identifies trends in styles, colors and patterns through independent research, contacts with the wholesale segment's customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

Marketing and Sales

The wholesale segment has developed a broad and diverse national customer base. The wholesale segment sells its manufactured products primarily through commissioned sales personnel who are employees of the wholesale segment, dedicated to marketing the wholesale segment's products exclusively. Management believes that this arrangement gives the wholesale segment a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. The wholesale segment's products are sold to over 1,100 national, regional and local furniture retailers, including Jordan's Furniture, Sears, Crate & Barrel, Pottery Barn, Restoration Hardware and the Company's wholly-owned subsidiaries, Home Elements and Storehouse.

While the wholesale segment sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the wholesale segment's products are not widely distributed. The wholesale segment has targeted key retailers in these markets as opportunities for further growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The wholesale segment displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. The wholesale segment maintains two showrooms totaling 67,400 square feet at the High Point market. In addition, the wholesale segment has developed plans to increase sales in foreign markets. Approximately 2.8% of 1999 segment sales were to customers located outside of the United States.

Retail Distribution

     Despite the recent consolidation in the retail furniture industry, management believes there are ample opportunities to expand the wholesale segment's retail distribution network. The wholesale segment strives to maintain strong relationships with, and increase sales to its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products are not widely distributed, such as the Southwest and the West. When adding retailers, the wholesale segment targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a broad selection within the wholesale segment's product line.

     Dedicated Galleries. An objective of the wholesale segment's marketing program, through its Rowe Furniture subsidiary, is to increase the number of dedicated, independently-owned, in-store, furniture galleries. A dedicated gallery is an area within an independent retail furniture store where the wholesale segment's products are displayed on an exclusive basis together with other manufacturers' complementary furniture accessories. Rowe implemented the gallery program featuring its furniture in order to increase market penetration. There are approximately 100 dedicated galleries in operation. The gallery program accounted for more than 7% of the wholesale segment's fiscal 1999 shipments. As such, a material reduction in sales at such stores may have an adverse affect on the wholesale segment's results.

     A dedicated gallery offers the retail customer a choice of a wide variety of contemporary and traditional upholstered furniture styles, as well as approximately 900 different fabrics. Most locations have a point-of-sale computer system that allows the consumer to combine fabrics and styles and have an immediate picture of the finished product. By choosing various combinations of style and fabric, the consumer is able to customize his or her selection.

     Key Customers. The wholesale segment sells its products to over 1,000 accounts with normal credit terms being net 30 days. Shipments to the wholesale segment's top three customers as a percentage of net shipments were 17% in 1999, 19% in 1998 and 19% in 1997. Shipments to the wholesale segment's top ten customers as a percent of net shipments amounted to 31% in 1999, 30% in 1998 and 34% in 1997. Shipments to one customer, Levitz Furniture, as a percent of net shipments amounted to 4% in 1999, 10% in 1998 and 16% in 1997. The decline in net shipments to Levitz reflects the impact of store closings following its filing under Chapter XI in 1997. The Company has purchased insurance in the amount of $1.2 million with an expiration date of May 2000 to help protect this exposure. While such risk coverage has been available in recent periods at a reasonable cost, the Company may not be able to secure similar coverage at reasonable cost when this insurance expires.

Manufacturing and Distribution

     The wholesale segment manufactures its products in seven production facilities, of which five are owned and two are leased. Two facilities manufacture upholstered furniture; one facility manufactures upholstered and leather furniture; one facility manufactures wood furniture and one facility is used for frame storage and assembly. The remaining two facilities manufacture upholstered frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.5 million square feet.

     Manufacturing Process. The wholesale segment primarily utilizes a vertically integrated manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric and leather cutting, sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. Rowe utilizes computer-aided design patterns and CNC Routers to manufacture frames for upholstered furniture and both Rowe and Mitchell Gold utilize specialized machines in the fabric cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping. Additionally, Wexford utilizes advanced technology in its manufacturing of wood furniture with the recent addition of a GreCon Dimter cutting system.

     Manufacturing Efficiencies. Management has taken a number of steps to improve manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to more effectively manage its inventories, purchasing, labor and manufacturing processes; the development of its employee involvement program; and the establishment of new internal systems to control overhead and material usage. In addition, the wholesale segment has added modern equipment, such as computerized routers utilized in its milling operations and new computerized cover cutting machines that enhance efficiencies and material utilization. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the wholesale segment will maintain a competitive advantage in marketing its products.

     Product Quality and Value. The wholesale segment is committed to providing high quality, value oriented furniture at competitive prices. Management believes the wholesale segment adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime, limited warranty applicable to most of the wholesale segment's products covering the frames, springs, mechanisms and selected cushions reflects the wholesale segment's commitment to high quality. The wholesale segment has been successful in providing this quality while generally holding prices constant in recent years.

     Employee Involvement and Compensation. A key aspect of the wholesale segment's manufacturing process is its employee involvement and compensation program. This program involves workers in the improvement of the manufacturing process by providing incentives to increase productivity, to reduce costs and to improve quality. At Rowe, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. Since implementation of the program, Rowe has experienced a significant increase in employee suggestions leading to efficiency improvements and cost reductions. On a facility-wide basis, 1999 monthly incentive bonuses ranged from 0% to approximately 12% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee. At Mitchell Gold, a piecework system is the primary method of compensation for production employees, and an hourly rate compensation system is utilized at Wexford.

     Dedication to Customer Service. The wholesale segment is dedicated to providing a high level of service to all its customers. The wholesale segment maintains close contact and communicates frequently with its customers in order to better identify, understand and meet their needs. Management believes the utilization of wholesale segment-employed sales persons enables it to better communicate with its customers.

     Important aspects of the wholesale segment's service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows the wholesale segment to monitor the status of orders and track inventory and sales activity. The wholesale segment is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the wholesale segment has introduced point-of-sale computer systems into Home Elements stores and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns. The wholesale segment has established regional repair service centers so that it can respond quickly to consumers' needs.

     Another special emphasis of the wholesale segment's customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. The wholesale segment's order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

     Computer Systems. The wholesale segment makes extensive use of a computerized management information system (MIS) in the manufacturing process. The MIS, which includes software developed by Rowe, helps manage order entry, purchasing, labor, inventories, receivables and product shipments. Management believes that its MIS is advanced by furniture industry standards; however, the wholesale segment intends to continue to upgrade the system by developing and/or purchasing new software to handle new applications and additional demands of anticipated future growth.

     Manufacturing Capacity. The wholesale segment primarily operates its manufacturing facilities on a one-shift, five-or-six-day per week basis; however, partial or full second shifts are in operation at all seven of its facilities. Management believes that the wholesale segment could expand production within existing facilities without substantial capital expenditures by increasing personnel on first and second shifts. However, to meet anticipated growth for year 2000 and beyond, and to lower production costs, plans for the wholesale segment include: (1) a newly constructed 435,000 sq. ft. production facility in Elliston, VA which replaces Rowe's Salem, VA upholstery plant; (2) a possible expansion in 2001 of the Mitchell Gold manufacturing facility located in Taylorsville, NC; (3) a possible expansion of the upholstery facility in Poplar Bluff, MO in 2001 and (4) the possible purchase and/or construction in 2001 or 2002 of an additional upholstery production facility.

     Backlog. The wholesale segment generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The wholesale segment's backlog of unshipped orders was approximately $23 million as of November 28, 1999, compared to $22 million as of November 29, 1998. The wholesale segment anticipates that 100% of the backlog as of November 28, 1999 will be shipped in 2000.

     Distribution. Rowe's products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe's products are delivered in accordance with Rowe's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe's name recognition. This agreement was renewed in 1999 for an additional six years. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe's products with a third party motor carrier. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders. Approximately 80% of Rowe's fiscal year 1999 shipments were delivered under these arrangements. Both Wexford and Mitchell Gold primarily ship product via common carriers utilizing either full or partial loads.

Raw Materials

     The raw materials used by the wholesale segment include fabrics, leather, lumber, plywood, assembled frames, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber, fabric and leather, all raw materials used by the wholesale segment are generally available on an "as needed" basis. The wholesale segment maintains what it believes to be an adequate supply of raw materials in inventory.

     The wholesale segment currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, primarily from a single supplier. However, management does not believe the wholesale segment is dependent upon a single supplier for any of its materials, as substitute suppliers are available. Management believes that its sources of raw materials are adequate. Management forms strong relationships with its suppliers and negotiates favorable prices for its raw materials.

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

Retail Operations

Retail Home Furnishings Segment

     The retail home furnishings segment includes the Home Elements and Storehouse retail furniture chains. The retail segment is a significant customer of the wholesale segment, and would be included in the top ten customer list if the retail segment was an unaffiliated customer.

     The retail segment operates 59 retail stores ranging in size from 4,000 to 20,000 square feet and three distribution centers averaging approximately 75,000 square feet each. All retail store locations and distribution centers are leased. The stores are located throughout the mid-Atlantic, southeastern, and southwestern United States, particularly in Atlanta, Georgia, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered and leather furniture, virtually all of which is provided by the wholesale segment; casegoods, such as tables, bedrooms, chairs and entertainment centers (some of which is provided by the wholesale segment); and lamps, rugs and other accessories.

     The retail segment generally targets a well-educated, middle to upper income customer. While in the past advertising efforts have been primarily print-based ads in newspapers and inserts, the segment began utilizing television ads during 1999. The segment anticipates increased use of television advertising in fiscal year 2000. Advertising costs are expected to be higher in fiscal year 2000 as a result of this change in advertising, full year effect of owning Storehouse and the addition of new stores, some of which are located in new markets for the retail segment.

     The retail segment anticipates adding approximately 10 to 12 new stores in fiscal year 2000. The segment also anticipates relocating several stores to larger and more favorable locations during the year. Year-to-date through mid-February 2000, two stores in Louisiana have closed, two stores have opened in Florida, and two stores have relocated. The retail segment has expanded its administrative staff and improved its systems capabilities in support and anticipation of current and planned growth.

     As the 1999 results include only four months of operations of Storehouse, fiscal 2000 results are expected to include significantly higher revenues and gross profit and additional selling and administrative expenses. In addition, costs associated with opening new stores will also result in increased selling and administrative expenses in this segment in fiscal 2000.


Governmental Regulations and Environmental Considerations

     The Company's operations are required to meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on the Company's operations. Management believes that the wholesale segment's plants are in compliance, in all material respects, with applicable federal, state and local laws and regulations concerned with safety, health and environmental protection.

     The Company currently anticipates increased federal and state environmental and health and safety regulations affecting the furniture industry, particularly regarding flammability standards, emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect the wholesale segment's upholstery, wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes, which are a major source of regulated emissions. The Company cannot at this time estimate the impact of any new regulations on the Company's operations or the costs of compliance.

Competition

     The furniture industry is highly competitive and includes a large number of manufacturers and retailers. The market in which the Company competes includes a large number of manufacturers of upholstered and wood furniture as well as a growing base of specialty furniture retailers. Certain of the Company's competitors have greater financial resources than the Company. Management believes that the high quality, design and competitive pricing of the Company's products, the Company's unique retail format, the Company's reputation among retailers and customers and the Company's commitment to customer service have enabled the Company to compete successfully in this market.

Employees

     As of November 28, 1999, the Company employed approximately 3,500 full-time employees, of whom approximately 600 are in management, supervisory and sales positions. None of the Company's employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.


Trademarks

     The Company has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions", "The ShowPlace", "Cover Ups", "Comfortable Stuff", "Comfortable Stuff by Rowe" and "Robin Bruce" trademarks with the United States Patent and Trademark Office. Applications for registration of the Company's "Mitchell Gold", "Home Elements", "Home Wear", "MG", and "Room Sense" trademarks are pending before the United States Patent and Trademark Office. The Company also owns the "The Wexford Collection" and "The Wexford Group" trademarks, which are registered with the United States Patent and Trademark Office and the California Secretary of State. In addition, the Company has certain of its trademarks registered in Australia, Canada, the European Community, Germany and Mexico, and applications for registration of certain of the Company's trademarks are pending in Australia, Brazil, Canada, the European Community and Mexico. The Company is in the process of applying for registration of certain of its marks in Argentina, Chile, the Dominican Republic and Saudi Arabia. Management believes that its trademark position is adequately protected in all markets in which the

Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

     The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care costs not covered by insurance.

Financing

     The Company utilizes bank financing to partially fund working capital requirements, capital expenditures, stock repurchases and funding of acquisitions. In 1998 and 1999, overall funding requirements increased and the Company entered into two borrowing arrangements in November 1998 and July 1999 in the form of two $25 million revolver loans. Beyond this financing, the Company maintains committed credit lines in the amount of $31 million through three banking institutions. At November 28, 1999, $47 million of the $50 million of revolver loans were outstanding. In addition, $4.2 million of short-term borrowings were outstanding under the Company's short-term credit facilities.
As a result of the additional revolver loan as well as recent increases in interest rates, interest expense will increase in fiscal 2000.

     In conjunction with the purchase of Mitchell Gold, the Company guaranteed and assumed responsibility for the $6.0 million Industrial Revenue Bond used to finance the construction of a new production facility.

     In August 1999, the Company executed an agreement to enter into a five-year lease for its new upholstery manufacturing facility located in Elliston, Virginia. In addition, the Company anticipates that it will enter into operating leases of approximately $1.0 million for office equipment and rolling stock at this location. As a result of these financing transactions, additional overhead expense in the form of rent and equipment lease charges will be incurred in 2000 and beyond.

Goodwill

     The Company recognized approximately $2.6 million in goodwill from the acquisition of Wexford, approximately $10 million in goodwill from the acquisition of Mitchell Gold and $15.4 million from the acquisition of Storehouse. Additional goodwill will be incurred in 2000, if the interim earnout to Mitchell Gold is earned for the two-year period ending April 30, 2000. Given the timing of the acquisition of Storehouse in 1999 and the anticipated payment of the Mitchell Gold earnout in 2000, the charge to the Company in 2000 for goodwill amortization will increase significantly.

Item 2.  Properties.

The following table sets forth certain information concerning the wholesale segment's manufacturing facilities:

                                                          Approximate
                                                           Size in    Owned or
   Location                          Description         Square Feet   Leased
   --------                          -----------         -----------   ------
Salem, Virginia.............  Administrative Office (1)      335,000   Owned
Salem, Virginia.............  Manufacturing                  241,000   Owned
Elliston, Virginia..........  Manufacturing (1)              435,000   Leased
Poplar Bluff, Missouri......  Manufacturing                  300,000   Owned
Morehouse, Missouri.........  Manufacturing                  136,000   Owned
Carson, California..........  Administrative Office           92,000   Leased
                               and Manufacturing
Taylorsville, N. Carolina...  Administrative Office          265,000   Owned
                               and Manufacturing
Taylorsville, N. Carolina...  Manufacturing                   50,000   Owned

(1) In January 2000, the manufacturing operations were relocated from Salem to Elliston. The administrative offices will relocate from Salem to Elliston upon completion of this facility. The Salem property is listed for sale.

In addition, the Company leases executive and administrative offices in McLean, Virginia, administrative offices in Atlanta, Georgia, 59 retail store locations, 3 retail distribution centers and 2 showrooms. The Company considers these facilities to be adequate and well maintained.

In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                              Approximate
                                Lease                           Size in
  Location                     Expires        Description     Square Feet
  --------                     -------        -----------     ------------

Christiansburg, Virginia...  Various thru      Industrial          79,000*
                                02-28-02

Jessup, Maryland...........  Various thru   Office/Industrial     180,000
                                12-31-04

Sylmar, California.........     03-31-04       Industrial         115,000

* 20,000 square feet is currently leased

     Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. In past years, the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. A retail property located in Leesburg, Florida, which was acquired in 1984, was sold during fiscal year 1997. In 1998, the value of the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value, as new tenants have not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,399,000, $1,412,000 and $1,437,000 in 1997, 1998 and
1999, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 28, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

  (a) The information contained under the caption "Stock Price and Dividend Data" on page 32 in the Annual Report to Stockholders for the fiscal year ended November 28, 1999 is included in Exhibit 13 hereto and incorporated herein by reference.

  (b) Approximate Number of Equity Security Holders.

                                                  Approximate Number of Record
     Title of Class                              Holders as of November 28, 1999
     --------------                              -------------------------------
Common Stock, par value $1.00 per share.........              1,000

Item 6.  Selected Financial Data.

     The information contained under the caption "Five-year Summary" on page 16 in the Annual Report to Stockholders for the fiscal year ended November 28, 1999 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The management's discussion and analysis of financial condition and results of operations section on pages 17 and 18 of the Annual Report to Stockholders for the fiscal year ended November 28, 1999 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Risk Disclosures

     Because the Company's obligations under its revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2000 fiscal year.

Forward Looking Information

     Certain portions of this report contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate" or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 8.  Financial Statements and Supplementary Data.

     The following information on pages 19 to 31 in the Annual Report to Stockholders of the fiscal year ended November 28, 1999 is included in Exhibit 13 hereto and incorporated herein by reference:

    Consolidated Balance Sheets---- November 28, 1999 and November 29, 1998

    Consolidated Statements of Income---- Years Ended November 28, 1999, November 29, 1998 and November 30, 1997

    Consolidated Statements of Stockholders' Equity---- Years Ended November 28, 1999, November 29, 1998 and November 30, 1997.

    Consolidated Statements of Cash Flows---- Years Ended November 28, 1999, November 29, 1998 and November 30, 1997.

    Notes to Consolidated Financial Statements (includes selected quarterly financial data)

    Report of Independent Certified Public Accountants


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                   PART III

     Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 12 through 14 of the Company's 2000 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.  Directors and Executive Officers.

     The information required by Item 10 is contained in the Company's 2000 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 11.  Executive Compensation.

     The information required by Item 11 is contained in the Company's 2000 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 12 is contained in the Company's 2000 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 13 is contained in the Company's 2000 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)1. Financial Statements:

  The consolidated balance sheets as of November 28, 1999 and November 29, 1998 and the related consolidated statements of income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 28, 1999 together with the report of BDO Seidman, LLP dated January 12, 2000, appearing in the 1999 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 1999 Annual Report to Stockholders.

  2. Financial Statement Schedules:

     Report of Independent Certified Public Accountants on Financial Statement Schedule.
     Schedule II--Valuation and Qualifying Accounts.

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

  3.2     Certificate of Amendment dated March 30, 1999, of Articles of
          Incorporation of The Rowe Companies (incorporated by reference to the Company's Registration Statement on Form S-8 No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999)

  3.3     By-laws of the Company (incorporated by reference to the Company's
          Registration Statement on Form S-8 No. 333-82571 filed with the
          Securities and Exchange Commission on July 9, 1999)

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

Exhibit
Number                              Exhibit
------                              -------
 10.2     The Rowe Companies Amended and Restated 1993 Stock Option and
          Incentive Plan (incorporated by reference to the Company's
          Registration Statement on Form S-8 No. 333-82571 filed with the
          Securities and Exchange Commission on July 9, 1999)

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

 10.5     Employment Agreement dated December 6, 1984 between the Company and
          Mr. Barry A. Birnbach

 10.6     First Amendment to the Salary Continuation Agreement By and Between
          Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995

 10.7     Employment Agreement dated December 5, 1985 between the Company and
          Mr. Arthur H. Dunkin (incorporated by reference to the Company's
          Registration Statement on Form S-1 No. 33-74504 filed with the
          Securities and Exchange Commission on January 27, 1994)

 10.8     First Amendment to the Salary Continuation Agreement  By and
          Between Rowe Furniture Corporation and Arthur H. Dunkin dated
          August 28, 1995

 10.9     Amended and Restated The Rowe Companies Cash-or-Deferred Non-Qualified
          Executive Retirement Plan dated June 1, 1999

 10.10    Employment Agreement dated February 2, 1998 between the Company and
          Mr. Gerald M. Birnbach (incorporated by reference to the Company's
          Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

 10.11 Master Agreement dated August 27, 1999 among Rowe Furniture, Inc., and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees, The Rowe Companies, The Mitchell Gold
          Company, Rowe Properties, Inc., Storehouse, Inc., Home Elements, Inc.,
          Rowe Diversified, Inc. and Wexford Collection, Inc. and certain other subsidiaries of The Rowe Companies that may hereafter become party hereto, as Guarantors, Atlantic Financial Group, LTD, as Lessor,
          Crestar Bank and certain Financial Institutions parties hereto, as Lenders and Crestar Bank, as Agent

 10.12    Master Lease Agreement dated as of August 27, 1999 between Atlantic
          Financial Group, LTD, as Lessor, and Rowe Furniture, Inc. and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees

 10.13    Construction Agency Agreement dated as of August 27, 1999 between
          Atlantic Financial Group LTD and Rowe Furniture, Inc. as Construction
          Agent

 10.14    Guaranty Agreement from The Rowe Companies, The Mitchell Gold Company,
          Inc., Rowe Properties, Inc., Storehouse, Inc., Home Elements, Inc.,
          Rowe Diversified, Inc. and Wexford Collection, Inc. dated as of August
          27, 1999

 10.15    Appendix A to Master Agreement, Lease, Loan Agreement and Construction
          Agency Agreement dated August 27, 1999

 11       Computation of per share earnings

 13       Portions of the Annual Report for the year ended November 28, 1999

 21       List of Subsidiaries

 23       Consent of BDO Seidman, LLP

 27       Financial Data Schedule

     (b) Reports on Form 8-K.

  On October 15, 1999, a Form 8-K/A was filed reporting that as previously reported, on July 31, 1999, The Rowe Companies (the "Company") completed its acquisition of Storehouse, Inc. ("Storehouse") pursuant to the Stock Purchase Agreement, dated August 25, 1998, among the Company and shareholders of Storehouse (the "Agreement"). The acquisition was effected through the purchase by the Company of all the issued and outstanding shares of the capital stock of Storehouse from the shareholders in exchange for a purchase price of $11.7 million. In addition, on August 2, 1999, the Company refinanced $12.7 million in Storehouse long-term debt. The Agreement was included as an exhibit to the Company's Current Report on Form 8-K filed on August 26, 1998. The Company funded the transaction through the utilization of a $25 million revolving credit facility from Bank of America (formerly NationsBank). Storehouse, a retail furniture store chain, is now operated as wholly-owned subsidiary of the Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   THE ROWE COMPANIES


                                     By:   /s/ A. H. DUNKIN
                                        ------------------------------------
                                        A. H. Dunkin, Secretary-Treasurer
February 21, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                        Title                         Date
    ---------                        -----                         ----
 /s/ G. M. BIRNBACH           Chairman of the Board      February 21, 2000
--------------------------
    G. M. Birnbach            President, Director
                              (Principal Executive
                              Officer)

 /s/ R.E. CHENEY              Director                   February 21, 2000
--------------------------
     R. E. Cheney

 /s/ A. H. DUNKIN             Secretary-Treasurer,       February 21, 2000
--------------------------
     A. H. Dunkin             Director (Principal
                              Financial and Accounting
                              Officer

 /s/ M. S. GOLD               Director                   February 21, 2000
--------------------------
     M. S. Gold


 /s/ H. I. PTASHEK            Director                   February 21, 2000
--------------------------
     H. I. Ptashek

 /s/ C. T. ROSEN              Director                   February 21, 2000
--------------------------
     C. T. Rosen

  /s/ K. J. ROWE              Director                   February 21, 2000
--------------------------
      K. J. Rowe

 /s/ S. J. SILVER             Director                   February 21, 2000
--------------------------
     S. J. Silver

 /s/ ALLAN TOFIAS             Director                   February 21, 2000
--------------------------
     Allan Tofias

 /s/ G. O. WOODLIEF           Director                   February 21, 2000
--------------------------
     G. O. Woodlief

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies
McLean, Virginia

     The audits referred to in our report dated January 12, 2000, relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended November 28,
1999) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

     In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                     /s/     BDO Seidman, LLP
                                     __________________________________
                                             BDO Seidman, LLP

High Point, North Carolina
January 12, 2000

                              THE ROWE COMPANIES
                         AND WHOLLY-OWNED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 For the Years Ended November 28, 1999, November 29, 1998 and November 30, 1997
                            (Thousands of Dollars)

        COL. A                COL. B                  COL. C             COL. D          COL. E
--------------------------    ------                  ------             ------          ------
                                                    Additions
                                                    ---------
                                                 (1)          (2)
                                                          Charged to
                            Balance at       Charged to     Other                      Balance at
                            Beginning        Costs and     Accounts    Deductions -     End of
Description                 of Period        Expenses     (Describe)   (Describe)       Period
-----------                 ---------        --------     ----------   -----------      ------
Allowance for doubtful
 Accounts--1999...........     $875           $   413         $--       $   424 (A)      $864
Allowance for doubtful
 Accounts--1998...........     $316           $(1,285)        $--       $(1,844)(B)      $875
Allowance for doubtful
 Accounts--1997...........     $300           $ 3,918         $--       $ 3,902 (C)      $316

(A)  Accounts charged off less bad debt recoveries of $5,000
(B)  Accounts charged off less bad debt recoveries of $1,980,000
(C)  Accounts charged off less bad debt recoveries of $274,000