Form 10-Q
period 2000-02-27
ROWE COMPANIES
filed 2000-04-11
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  February 27, 2000         Commission File Number 1-10226
                   -----------------                                -------

                              THE ROWE COMPANIES
                              ------------------
            (Exact name of registrant as specified in its charter)


             NEVADA                                           54-0458563
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


1650 Tysons Boulevard, Suite 710, McLean, Virginia                 22102
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

                                                        YES   X    No _____
                                                            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                Class                          Outstanding at February 27, 2000
---------------------------------------        --------------------------------
Common stock, par value $1.00 per share                 13,220,924 shares

                              THE ROWE COMPANIES

                                     INDEX


Part I.  Financial Information                                              Page
                                                                            ----
         Consolidated Balance Sheets - February 27, 2000 and
                  November 28, 1999                                           4

         Consolidated Statements of Income - Three Months
                  Ended February 27, 2000 and February 28,1999                5

         Consolidated Statements of Cash Flows -  Three Months
                  Ended February 27, 2000 and February 28,1999                6

         Notes to Consolidated Financial Statements                           8

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

          Quantitative and Qualitative Disclosures about Market Risk         12

          Forward Looking Statements                                         12

Part II.  Other Information                                                  13

                       PART I - - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                     February 27,          November 28,
                                                                                             2000                  1999
                                                                                     -------------        -------------
                                                                                      (Unaudited)            (Audited)
                                                                                             ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $          36        $       5,104
Accounts receivable, net                                                                    36,872               38,340
Inventories (Note 4)                                                                        45,303               41,381
Deferred income tax asset                                                                      238                  238
Prepaid expenses and other                                                                   3,194                3,098
                                                                                     -------------        -------------
     Total current assets                                                                   85,643               88,161

PROPERTY AND EQUIPMENT, net                                                                 36,253               36,186
GOODWILL, net                                                                               27,599               27,938
OTHER NONCURRENT ASSETS                                                                     15,896               16,295
                                                                                     -------------        -------------

                                                                                     $     165,391        $     168,580
                                                                                     =============        =============
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                                 $         353        $         353
Short term bank borrowings                                                                   5,578                4,164
Accounts payable and accrued liabilities                                                    35,798               39,282
Income taxes payable                                                                         1,836                1,783
Customer deposits                                                                            7,494                8,620
                                                                                     -------------        -------------
     Total current liabilities                                                              51,059               54,202

LONG-TERM DEBT                                                                              52,650               54,608
DEFERRED LIABILITIES                                                                         5,432                5,111
                                                                                     -------------        -------------

     Total liabilities                                                                     109,141              113,921
                                                                                     -------------        -------------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                         February 27,  November 28,
                                                 2000          1999
                                         ==========================

Authorized shares                          50,000,000    50,000,000
Issued shares                              16,518,627    16,512,962                         16,519               16,513
Outstanding shares                         13,220,924    13,260,833

CAPITAL IN EXCESS OF PAR VALUE                                                              23,077               23,039
RETAINED EARNINGS                                                                           38,004               36,077
                                                                                     -------------        -------------
                                                                                            77,600               75,629
Less treasury stock 3,297,703 shares in 2000 and
3,252,129 shares in 1999, at cost                                                          (21,350)             (20,970)
                                                                                     -------------        -------------

     Total stockholders' equity                                                             56,250               54,659
                                                                                     -------------        -------------
                                                                                     $     165,391        $     168,580
                                                                                     =============        =============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR
THE THREE MONTHS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999
UNAUDITED
================================================================================

                                                                 2000                        1999
                                                           --------------               --------------

                                                            ($ in thousands-except per share amounts)
Net shipments                                              $       87,475               $       59,966

Cost of shipments                                                  57,732                       43,367
                                                           --------------               --------------

  Gross profit                                                     29,743                       16,599

Selling and administrative expenses                                25,138                       11,373
                                                           --------------               --------------

  Operating income                                                  4,605                        5,226

Interest expense                                                   (1,066)                        (590)

Other income                                                          345                          271
                                                           --------------               --------------

  Earnings before taxes                                             3,884                        4,907

Taxes on income                                                     1,492                        1,815
                                                           --------------               --------------

Net earnings                                               $        2,392               $        3,092
                                                           ==============               ==============

Earnings per common share (Note 6)                         $         0.18               $         0.23
                                                           ==============               ==============

Weighted average common shares                                     13,247                       13,506
                                                           ==============               ==============

Earnings per common share
 assuming dilution (Note 6)                                $         0.17               $         0.21
                                                           ==============               ==============

Weighted average common shares
 and equivalents                                                   13,996                       14,623
                                                           ==============               ==============

Dividends declared and paid per share                      $        0.035               $        0.032

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999
UNAUDITED
================================================================================

                                                               2000             1999
                                                           -------------    -------------
                                                                 ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers                             $      87,680    $      55,271
  Cash paid to suppliers and employees                           (87,402)         (54,853)
  Income taxes paid, net of refunds                               (1,439)             (61)
  Interest paid                                                   (1,066)            (590)
  Interest received                                                  103               66
  Other receipts - net                                               242              230
                                                           -------------    -------------
Net cash and cash equivalents provided by
  (used in) operating activities                                  (1,882)              63
                                                           -------------    -------------

Cash flows from investing activities:
  Proceeds from sales of assets                                       67                -
  Capital expenditures                                            (1,909)          (3,923)
                                                           -------------    -------------
Net cash used in investing activities                             (1,842)          (3,923)
                                                           -------------    -------------

Cash flows from financing activities:
  Net borrowings under line of credit                              1,414            1,875
  Proceeds from issuance of long-term debt                         1,588                -
  Payments to reduce long-term debt                               (3,546)             (37)
  Proceeds from issuance of common stock                              44              131
  Dividends paid                                                    (464)            (430)
  Purchase of treasury stock                                        (380)            (144)
                                                           -------------    -------------
Net cash provided by (used in) financing activities               (1,344)           1,395
                                                           -------------    -------------

Net increase (decrease) in cash and cash equivalents              (5,068)          (2,465)
Cash and cash equivalents at beginning of period                   5,104            2,480
                                                           -------------    -------------
Cash and cash equivalents at end of period                 $          36    $          15
                                                           =============    =============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE THREE MONTHS ENDED FEBRUARY 27, 2000 AND FEBRUARY 28, 1999
UNAUDITED
================================================================================

Reconciliation of Net Earnings to Net Cash
Provided By (Used In) Operating Activities:

                                                                              2000          1999
                                                                           ----------   -----------
                                                                               ($ in thousands)
Net earnings                                                               $    2,392   $     3,092
                                                                           ----------   -----------
Adjustments to reconcile net earnings to
net cash provided by (used in) operating activities:
  Depreciation and amortization                                                 2,123         1,214
  Provision for deferred compensation                                             298           151
  Payments made for deferred compensation                                         (70)         (159)
  Provision for losses on accounts receivable                                     137             -
  Change in operating assets and liabilities:

    Decrease (increase) in accounts receivable                                  1,331        (4,695)
    Decrease (increase) in inventories                                         (3,923)         (905)
    Decrease (increase) in prepaid expenses and other                             (95)          114
    Decrease (increase) in other assets                                           387           118
    Increase (decrease) in accounts payable                                    (2,287)       (1,524)
    Increase (decrease) in accrued expenses                                    (1,102)          742
    Increase (decrease) in income taxes payable                                    53         1,754
    Increase (decrease) in customer deposits                                   (1,126)          161
                                                                           ----------   -----------
       Total adjustments                                                       (4,274)       (3,029)
                                                                           ----------   -----------
Net cash provided by (used in) operating activities                        $   (1,882)  $        63
                                                                           ==========   ============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies (the "Company") is comprised primarily of Rowe Furniture, Inc. ("Rowe Furniture"), its core upholstered furniture subsidiary; The Mitchell Gold Co. ("Mitchell Gold"), a producer of upholstered and leather furniture; The Wexford Collection, Inc. ("Wexford"), a producer of solid wood furniture; Home Elements, Inc. ("Home Elements"), a 16 store chain of retail specialty home furnishings stores; and Storehouse, Inc. ("Storehouse"), a 43 store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 27, 2000 and the results of operations and cash flows for the three months ended February 27, 2000 and February 28,1999.

Note 3 - The results of operations for the three months ended February 27, 2000 and February 28,1999 are not necessarily indicative of the results to be expected for the full year.

Note 4 -  Inventory components are as follows:


                                      February 27,               November 28,
                                          2000                       1999
                                      -------------              -------------
                                                  ($ in thousands)

              Retail merchandise           $ 19,203                   $ 18,000
              Finished goods                  3,042                      3,166
              Work-in-process                 5,085                      4,391
              Raw materials                  17,973                     15,824
                                           --------                   --------
                                           $ 45,303                   $ 41,381
                                           ========                   ========


Note 5 - Effective August 1, 1999, the Company acquired Storehouse, a 43 store chain of retail furniture stores. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the results of operations at Storehouse are included only in the Consolidated Statements of Income for the three months ended February 27, 2000.

Note 6 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Income.

                                                          Three Months Ended
                                                     ---------------------------
                                                     February 27,   February 28,
                                                         2000           1999
                                                     ------------   ------------
                                                           (in thousands)

          Net earnings available to basic shares        $ 2,392        $ 3,092

          Add interest expense on assumed conversion
            of convertible debentures, net of tax            33             33
                                                        -------        -------
          Net earnings available to diluted shares      $ 2,425        $ 3,125
                                                        =======        =======
          Weighted average common shares
           outstanding (Basic)                           13,247         13,506

          Effect of dilutive stock options and
           convertible debentures                           749          1,117
                                                        -------        -------
          Weighted average common shares and
           equivalents outstanding (Diluted)             13,996         14,623
                                                        =======        =======

Note 7 - The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. Additionally, the segment manufactures a line of casual wood furniture. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), casegoods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

                                                  Wholesale         Retail
                                                    Home             Home                             Inter-
                                                 Furnishings      Furnishings                        Segment
                                                   Segment          Segment            Other        Eliminations    Consolidated
                                                   -------          -------            -----        ------------    ------------
                                                                                ($ in thousands)
                            2000
                            ----
          Revenue                                $  63,598        $  29,835         $       -        $    (5,958)    $    87,475
          Earnings (loss) before taxes               4,373             (492)               78                (75)          3,884
          Total assets                             115,651           48,178            95,736            (94,174)        165,391

                            1999
                            ----
          Revenue                                $  57,490        $   4,152         $       -        $    (1,676)    $    59,966
          Earnings (loss) before taxes               4,724             (135)              360                (42)          4,907
          Total assets                             102,975            5,147            69,031            (61,076)        116,077

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
-------------------------------------------------------------------------------

Results of Operations:
---------------------

Three Months Ended February 27, 2000 Compared to Three Months Ended February 28,1999.

Net shipments during the first three months of 2000 increased by $27,509,000, or 45.9%, to $87,475,000 from $59,966,000 in 1999. Approximately $20,500,000 of this increase resulted from the inclusion of three months of Storehouse shipments in 2000 (see Note 5).

Gross profit during the first three months of 2000 increased by $13,144,000, or 79.2%, to $29,743,000 from $16,599,000 in 1999. Gross profit as a percentage of net shipments during the first three months in 2000 increased to 34.0% from 27.7% in 1999. Most of this increase resulted from the inclusion of higher margin retail shipments at Storehouse during 2000. Excluding the effect of these shipments, gross profit as a percentage of net shipments increased to 28.4%, primarily from increased sales at Home Elements, improved product mix and higher production volumes at Mitchell Gold, partially offset by approximately $290,000 in costs incurred to move from the Salem, Virginia upholstery facility to the new facility in Elliston, Virginia and additional manufacturing costs at Wexford.

Selling and administrative expenses during the first three months of 2000 increased by $13,765,000, or 121.0%, to $25,138,000 from $11,373,000 in 1999.
The increase in selling and administrative expenses reflects the additional costs for Storehouse, expansion of the Home Elements program, growth at Mitchell Gold, additional goodwill amortization and additional salaries and benefits. Selling and administrative expenses as a percentage of net shipments during the first three months of 2000 increased to 28.7% from 19.0% in 1999. The percentage increase in selling and administrative expenses primarily reflects the addition of Storehouse for 2000. Also included in selling and administrative expenses was approximately $380,000 in pre-opening expenses primarily for new retail locations that, under new accounting guidance, was expensed in the current period. Previously, these costs would have been deferred and amortized over the first twelve months of new store operations.

Operating income was $4,605,000 versus $5,226,000 in the prior year. The decrease primarily related to moving and pre-opening costs as described above, as well as the additional manufacturing costs at Wexford.

Net interest expense during the first three months of 2000 increased by $476,000 to $1,066,000 from $590,000 in 1999. The increase in net interest expense resulted from borrowings used to fund the acquisition of Storehouse, higher rates on borrowed money as market interest rates have increased over the past year and increases in the performance-based spread.

Net earnings during the first three months of 2000 decreased by $700,000 to $2,392,000 from $3,092,000 in 1999, primarily reflecting the change in accounting rules related to costs to open additional stores, moving costs at the new upholstery facility, and increased borrowing costs, as well as an increase in the effective tax rate from 37% in 1999 to 38.4% in 2000 primarily as a result of increased goodwill amortization.

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

Net cash used in operating activities was $1,882,000 during the first three months of 2000 versus $63,000 provided in 1999. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $1,909,000 during the first three months of 2000 and $3,923,000 in 1999. In 2000, a significant expenditure was made for a production planning and scheduling system at Rowe Furniture to improve management of the production process and inventory. Expenditures in 1999 included final costs for the new Mitchell Gold facility and new mainframe and systems expenditures at Rowe Furniture.

Net cash used in financing activities during the first three months of 2000 was $1,344,000 versus $1,395,000 provided by financing activities in 1999. In addition to net borrowings under short-term lines and payments (net of draws) on long-term revolver loans, financing activities include dividends paid, repurchases of common stock and issuance of common stock upon the exercise of stock options.

The Company has unsecured short-term bank lines of credit totaling $31 million. The interest rates on these lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of February 27, 2000 was approximately $5.6 million.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 2000.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Interest Risk Disclosures:
-------------------------

Because the Company's obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2000 fiscal year.


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

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

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

a. Exhibits: Exhibit 27 - Financial Data Schedule for the first quarter of 2000.

b. Reports on Form 8-K:    None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                          THE ROWE COMPANIES
                                                          ------------------




Date:  April 11, 2000                             /s/ Arthur H. Dunkin
                                                  ----------------------------
                                                            Arthur H. Dunkin
                                                         Secretary-Treasurer
                                                                         and
                                                     Chief Financial Officer