Form 10-Q
period 2000-05-28
ROWE COMPANIES
filed 2000-07-11
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  May 28, 2000                  Commission File Number  1-10226
                 --------------                                        ---------


                              THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                                       54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


1650 Tysons Boulevard, Suite 710, McLean, Virginia        22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:     703-847-8670
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

                                                        YES  X   No _____
                                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


            Class                               Outstanding at May 28, 2000
---------------------------------------         ----------------------------
Common stock, par value $1.00 per share              13,114,215 shares

                              THE ROWE COMPANIES

                                     INDEX

Part I.  Financial Information                                             Page
                                                                           ----
         Consolidated Balance Sheets - May 28, 2000 and
               November 28, 1999                                            4

         Consolidated Statements of Income - Three Months and
               Six Months Ended May 28, 2000 and May 30,1999                5

         Consolidated Statements of Cash Flows -  Six Months
               Ended May 28, 2000 and May 30,1999                           6

         Notes to Consolidated Financial Statements                         8

         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   10

         Quantitative and Qualitative Disclosures about Market Risk        12

         Forward Looking Statements                                        12

Part II.  Other Information                                                13

                        PART I - - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                           May 28,             November 28,
                                                                                              2000                     1999
                                                                                      ------------             ------------
                                                                                        (Unaudited)                (Audited)
                                                                                                    ($ in thousands)
ASSETS
CURRENT ASSETS
Cash                                                                                  $      2,270             $      5,104
Accounts receivable, net                                                                    34,314                   38,340
Refundable taxes                                                                               895                     --
Inventories (Note 4)                                                                        43,241                   41,381
Deferred income tax asset                                                                      238                      238
Prepaid expenses and other                                                                   2,075                    3,098
                                                                                      ------------             ------------
         Total current assets                                                               83,033                   88,161

PROPERTY AND EQUIPMENT, net                                                                 36,963                   36,186
GOODWILL, net (Note 5)                                                                      32,340                   27,938
OTHER NONCURRENT ASSETS                                                                     16,084                   16,295
                                                                                      ------------             ------------

                                                                                      $    168,420             $    168,580
                                                                                      ============             ============
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                                  $        342             $        353
Short term bank borrowings                                                                   6,755                    4,164
Accounts payable and accrued liabilities                                                    35,835                   39,282
Income taxes payable                                                                          --                      1,783
Customer deposits                                                                            7,239                    8,620
                                                                                      ------------             ------------
     Total current liabilities                                                              50,171                   54,202

LONG-TERM DEBT                                                                              56,129                   54,608
DEFERRED LIABILITIES                                                                         5,712                    5,111
                                                                                      ------------             ------------

     Total liabilities                                                                     112,012                  113,921
                                                                                      ------------             ------------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                                May 28,     November 28,
                                                  2000            1999
                                             ---------------------------
Authorized shares                            50,000,000     50,000,000
Issued shares                                16,520,047     16,512,962                      16,520                   16,513
Outstanding shares                           13,114,215     13,260,833

CAPITAL IN EXCESS OF PAR VALUE                                                              23,083                   23,039
RETAINED EARNINGS                                                                           38,725                   36,077
                                                                                      ------------             ------------
                                                                                            78,328                   75,629
Less treasury stock 3,405,832 shares in 2000 and
3,252,129 shares in 1999, at cost                                                          (21,920)                 (20,970)
                                                                                      ------------             ------------

     Total stockholders' equity                                                             56,408                   54,659
                                                                                      ------------             ------------
                                                                                      $    168,420             $    168,580
                                                                                      ============             ============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999

--------------------------------------------------------------------------------

                                                           Three Months Ended                       Six Months Ended
                                                        May 28,            May 30,             May 28,             May 30,
                                                           2000               1999                2000                1999
                                                  -------------      -------------     ---------------     ---------------
                                                                ($ in thousands - except per share amounts)
Net shipments                                     $      87,741      $      63,895     $       175,216     $       123,861

Cost of shipments                                        58,054             46,013             115,786              89,512
                                                  -------------      -------------     ---------------     ---------------

   Gross profit                                          29,687             17,882              59,430              34,349

Selling and administrative expenses                      26,668             12,796              51,806              24,038
                                                  -------------      -------------     ---------------     ---------------

   Operating income                                       3,019              5,086               7,624              10,311

Interest expense                                         (1,211)              (552)             (2,277)             (1,141)

Other income                                                347                336                 692                 607
                                                  -------------      -------------     ---------------     ---------------

   Earnings before taxes                                  2,155              4,870               6,039               9,777

Taxes on income                                             971              1,828               2,463               3,643
                                                  -------------      -------------     ---------------     ---------------

Net earnings                                      $       1,184      $       3,042     $         3,576     $         6,134
                                                  =============      =============     ===============     ===============

Earnings per common share                         $        0.09      $        0.23     $          0.27     $          0.46
                                                  =============      =============     ===============     ===============

Weighted average common shares                           13,134             13,438              13,191              13,472
                                                  =============      =============     ===============     ===============

Earnings per common share
   assuming dilution                              $        0.09      $        0.21     $          0.26     $          0.43
                                                  =============      =============     ===============     ===============

Weighted average common shares
   and equivalents                                       13,673             14,447              13,835              14,535
                                                  =============      =============     ===============     ===============

Dividends declared and paid per share

      Quarter Ended                                                                          2000                 1999
      -------------                                                                    ---------------     ---------------
      First quarter                                                                    $         0.035     $         0.032
      Second quarter                                                                             0.035               0.032
                                                                                       ---------------     ---------------
      Total for the six months ended May 28, 2000
       and May 30, 1999                                                                $         0.070     $         0.064
                                                                                       ===============     ===============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED MAY 28, 2000 AND MAY 30, 1999
UNAUDITED
--------------------------------------------------------------------------------

                                                                2000                      1999
                                                             -----------              -----------
                                                                       ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                              $   177,596              $   121,211
   Cash paid to suppliers and employees                         (171,341)                (113,710)
   Income taxes paid, net of refunds                              (5,142)                  (3,656)
   Interest paid                                                  (2,277)                  (1,142)
   Interest received                                                 197                      140
   Other receipts - net                                              512                      467
                                                             -----------              -----------
Net cash provided by
  (used in) operating activities                                    (455)                   3,310
                                                             -----------              -----------

Cash flows from investing activities:

   Proceeds from sales of fixed assets                                84                    --
   Capital expenditures                                           (4,739)                  (5,251)
                                                             -----------              -----------
Net cash used in investing activities                             (4,655)                  (5,251)
                                                             -----------              -----------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                2,591                    1,970
   Proceeds from issuance of long-term debt                        9,805                     --
   Payments to reduce long-term debt                              (8,293)                     (79)
   Proceeds from issuance of common stock                             50                      342
   Dividends paid                                                   (927)                    (860)
   Purchase of treasury stock                                       (950)                  (1,897)
                                                             -----------              -----------
Net cash provided by (used in) financing activities                2,276                     (524)
                                                             -----------              -----------

Net decrease in cash                                              (2,834)                  (2,465)
Cash at beginning of period                                        5,104                    2,480
                                                             -----------              -----------
Cash at end of period                                        $     2,270              $        15
                                                             ===========              ===========



See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED MAY 28, 2000 AND MAY 30, 1999
UNAUDITED

--------------------------------------------------------------------------------

Reconciliation of Net Earnings to Net Cash
Provided By (Used In) Operating Activities:

                                                                   2000        1999
                                                                   ----        ----
                                                                  ($ in thousands)
Net earnings                                                      $ 3,576    $ 6,134
                                                                  -------    -------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                    4,257      2,017
   Provision for deferred compensation                                578        466
   Payments made for deferred compensation                            (70)      (293)
   Provision for losses on accounts receivable                        265         --
   Loss on disposition of assets                                       17         --
   Change in operating assets and liabilities net of effect
           of acquisition of business:
      Decrease (increase) in accounts receivable                    3,761     (3,186)
      Decrease (increase) in inventories                           (1,860)      (867)
      Decrease (increase) in prepaid expenses and other             1,024       (455)
      Decrease (increase) in other assets                             407     (1,188)
      Increase (decrease) in accounts payable                      (7,920)      (865)
      Increase (decrease) in accrued expenses                        (431)     1,024
      Increase (decrease) in income taxes payable                  (2,678)       (13)
      Increase (decrease) in customer deposits                     (1,381)       536
                                                                  -------    -------
         Total adjustments                                         (4,031)    (2,824)
                                                                  -------    -------
Net cash provided by (used in) operating activities               $  (455)   $ 3,310
                                                                  =======    =======

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; The Wexford Collection, Inc., a producer of solid wood furniture; Home Elements, Inc., a chain of retail specialty home furnishings stores; and Storehouse, Inc., a 42 store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 28, 2000 and the results of operations and cash flows for the six months ended May 28, 2000 and May 30,1999.

Note 3 - The results of operations for the three months and six months ended May 28, 2000 and May 30,1999 are not necessarily indicative of the results to be expected for the full year.

Note 4 -  Inventory components are as follows:


                                        May 28,        November 28,
                                         2000              1999
                                     -----------       ------------
                                           ($ in thousands)

            Retail merchandise        $ 18,140           $ 18,000
            Finished goods               3,153              3,166
            Work-in-process              4,563              4,391
            Raw materials               17,385             15,824
                                      --------           --------
                                      $ 43,241           $ 41,381
                                      ========           ========

Note 5 - Effective August 1, 1999, the Company acquired Storehouse, a chain of retail furniture stores. The results of operations at Storehouse are included in the three and six month periods ended May 28, 2000.

          Effective April 30, 2000, under the terms of the interim earn-out agreement, the prior shareholders of Mitchell Gold earned an additional $5 million payment. This payment has been reflected in goodwill and accrued liabilities. It is anticipated that this payment will be made in the third quarter.

Note 6 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Income.

                                                           Three Months Ended                     Six Months Ended
                                                        --------------------------            --------------------------
                                                        May 28,            May 30,            May 28,           May 30,
                                                         2000               1999               2000               1999
                                                        -------            -------            -------            -------
                                                             ($ in thousands)                      ($ in thousands)
Net earnings available to basic shares                  $ 1,184            $ 3,042            $ 3,576            $ 6,134

Add interest expense on assumed conversion
  of convertible debentures, net of tax                      33                 33                 65                 65
                                                        -------            -------            -------            -------
Net earnings available to diluted shares                $ 1,217            $ 3,075            $ 3,641            $ 6,199
                                                        =======            =======            =======            =======
Weighted average common shares
  outstanding (Basic)                                    13,134             13,438             13,191             13,472

Effect of dilutive stock options and
  convertible debentures                                    539              1,009                644              1,063
                                                        -------            -------            -------            -------
Weighted average common shares and
  equivalents outstanding (Diluted)                      13,673             14,447             13,835             14,535
                                                        =======            =======            =======            =======

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

                                     Wholesale        Retail
                                       Home            Home                            Inter-
                                    Furnishings     Furnishings                       Segment
                                      Segment         Segment          Other        Eliminations     Consolidated
                                      -------         -------          -----        ------------     ------------
         2000                                                    ($ in thousands)
         ----
Revenue                              $128,541        $ 59,206        $   --          $(12,531)         $175,216
Pre-tax net earnings(loss)              8,061          (1,287)           (524)           (211)            6,039
Total assets                          112,500          47,582          98,326         (89,988)          168,420


         1999
         ----
Revenue                              $118,718        $  8,536        $   --          $ (3,393)         $123,861
Pre-tax net earnings(loss)              9,526            (532)            867             (84)            9,777
Total assets                          105,455           5,571          66,905         (61,001)          116,930

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------
Results of Operations:
---------------------

Six Months Ended May 28, 2000 Compared to Six Months Ended May 30,1999.

Net shipments during the first six months of 2000 increased by $51,355,000, or 41.5%, to $175,216,000 from $123,861,000 in 1999. Approximately $47,800,000 of this increase results from the inclusion of six months of Storehouse shipments in 2000 (see Note 5).

Gross profit during the first six months of 2000 increased by $25,081,000, or 73.0%, to $59,430,000 from $34,349,000 in 1999. Gross profit as a percentage of net shipments (gross margin) during the first six months in 2000 increased to 33.9% from 27.7% in 1999. Most of this increase resulted from the inclusion of higher margin retail shipments at Storehouse during 2000. Excluding the effect of these shipments, gross margin increased to 28.5%, primarily from improved product mix and improvements in gross margin at Mitchell Gold. Gross margin has been adversely impacted by start-up costs and transition issues at the new upholstery production facility in Elliston, as well as increases in health and medical costs at our Rowe Furniture subsidiary. Management anticipates that these conditions will continue to adversely impact gross margin over the second half of 2000. In addition, approximately $290,000 in moving costs were incurred as Rowe Furniture moved into the new upholstery plant.

Selling and administrative expenses during the first six months of 2000 increased by $27,768,000, or 115.5%, to $51,806,000 from $24,038,000 in 1999.
Selling and administrative expenses as a percentage of net shipments during the first six months of 2000 increased to 29.6% from 19.4% in 1999. The increase in selling and administrative expenses reflects $22.3 million in selling and administrative expenses at Storehouse, expansion of the Home Elements program, growth at Mitchell Gold and additional salaries and benefits. The percentage increase in selling and administrative expenses primarily reflects the addition
of Storehouse for 2000.   Also included in selling and administrative expenses
is approximately $380,000 in pre-opening expenses for new retail locations that, under new accounting guidance, was expensed in the current period. Such costs previously would have been deferred and amortized over the first twelve months of new store operations. Management anticipates that pre-opening expenses will continue to adversely impact earnings as several new stores are opened over the remainder of the year. In addition, during the third quarter, the administrative offices of Rowe Furniture will move into the Elliston facility, thereby resulting in additional relocation costs.

Operating income was $7,624,000 versus $10,311,000 in the prior year. The decrease related to higher selling and administrative expenses as a result of the Storehouse acquisition, the change in accounting for pre-opening expenses, relocation and start-up costs at Elliston, and adverse health and medical costs at Rowe Furniture.

Net interest expense during the first six months of 2000 increased by $1,136,000 to $2,277,000 from $1,141,000 in 1999. The increase in net interest expense resulted from borrowings used to fund the acquisition of Storehouse and higher rates on borrowed money as market interest rates have increased over the past year.

Other income during the first six months of 2000 increased by $85,000 to $692,000 from $607,000 in 1999.

Net earnings during the first six months of 2000 decreased by $2,558,000 to $3,576,000 from $6,134,000 in 1999, primarily reflecting the costs to open additional stores, relocation and start-up costs at Elliston, increased health and medical costs, and increased borrowing costs, as well as an increase in the effective tax rate from 37.3% in 1999 to 40.8% in 2000 resulting primarily from increased non-deductible goodwill amortization.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. In order to minimize working capital requirements, the Company utilizes programs to increase inventory turns and decrease days sales outstanding in receivables.

Net cash used in operating activities was $(455,000) during the first six months of 2000 versus $3,310,000 provided in 1999. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in operating income and changes in working capital accounts.

Capital expenditures were $4,739,000 during the first six months of 2000 and $5,251,000 in 1999. In 2000, significant expenditures were made for a production planning and scheduling system to improve management of the production process and inventory and to fund new retail store openings. In 1999, expenditures included final costs for the new Mitchell Gold facility and systems expenditures for year 2000 and efficiency requirements.

Net cash provided by financing activities during the first six months of 2000 was $2,276,000 versus $(524,000) used in financing activities in 1999. In addition to net borrowings under short-term lines and payments (net of draws) on long-term revolver loans, financing activities include dividends paid and repurchases of common stock.

The Company has unsecured short-term bank lines of credit totaling $31 million. The interest rates on these lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of May 28, 2000 was approximately $6.8 million.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 2000.

Certain of the Company's financing agreements (currently representing approximately $77 million of outstanding principal) contain financial covenants. As of May 28, 2000, the Company was in compliance with these covenants. Based upon current expectations, it is likely that the Company will not achieve compliance with ratios for debt to cash flow and interest coverage as of the end of third quarter. The Company has requested modification of the covenants from the lending institutions to prevent being out of compliance with these covenants in future periods. There can be no assurance that the lending institutions will agree to modify the covenants, or that any potential changes in terms associated with such modifications would not have a material adverse impact on the operating results or activities of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Interest Risk Disclosures:
--------------------------

Because the Company's obligations under its term loans, revolving loans, lines of credit, Industrial Revenue Bonds and the Elliston facility lease bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2000 fiscal year.


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

a.  Exhibits:  Exhibit 27 - Financial Data Schedule for the second quarter of
    2000.

b.  Reports on Form 8-K:    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant



Date: July 11, 2000                                        /s/ Arthur H. Dunkin
      --------------------                                 ---------------------
                                                                Arthur H. Dunkin
                                                             Secretary-Treasurer