Form 10-Q
period 2000-08-27
ROWE COMPANIES
filed 2000-10-11
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  August 27, 2000         Commission File Number  1-10226
                   ---------------                                 -------

                              THE ROWE COMPANIES
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            NEVADA                                          54-0458563
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 1650 Tysons Boulevard, Suite 710, McLean, Virginia            22102
------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:         703-847-8670
------------------------------------------------------------------------------


                                     None
------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorted period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES  X   No ___
                                                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                 Class                        Outstanding at August 27, 2000
---------------------------------------       ------------------------------
Common stock, par value $1.00 per share               13,114,215 shares

                              THE ROWE COMPANIES

                                     INDEX

Part I.   Financial Information
                                                                                          Page
                                                                                          ----
         Consolidated Balance Sheets - August 27, 2000 and
            November 28, 1999                                                                4

         Consolidated Statements of Income - Three Months and
            Nine Months Ended August 27, 2000 and August 29,1999                             5

         Consolidated Statements of Cash Flows -  Nine Months
            Ended August 27, 2000 and August 29, 1999                                        6

         Notes to Consolidated Financial Statements                                          8

         Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                       10

         Quantitative and Qualitative Disclosures about Market Risk                         13

         Forward Looking Statements                                                         13

Part II.  Other Information                                                                 14


                                                                                                                                   2

                       PART I - - FINANCIAL INFORMATION


THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------------------------
                                                                                     August 27,           November 28,
                                                                                          2000                   1999
                                                                         ---------------------        ---------------
                                                                              (Unaudited)                 (Audited)
                                                                                          ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $    930                      $  5,104
Accounts receivable, net                                                         35,707                        38,340
Refundable                                                                          922                             -
 taxes
Inventories (Note 4)                                                             41,585                        41,381
Deferred income tax asset                                                           238                           238
Prepaid expenses and other                                                        2,038                         3,098
                                                                               --------                      --------
         Total current assets                                                    81,420                        88,161


PROPERTY AND EQUIPMENT, net                                                      37,061                        36,186
GOODWILL, net                                                                    31,988                        27,938
OTHER NONCURRENT ASSETS                                                          16,252                        16,295
                                                                               --------                      --------
                                                                               $166,721                      $168,580
                                                                               ========                      ========

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                           $    342                      $    353
Short term bank borrowings                                                        7,516                         4,164
Accounts payable and accrued liabilities                                         32,297                        39,282
Income taxes payable                                                                  -                         1,783
Customer deposits                                                                 8,721                         8,620
                                                                               --------                      --------
     Total current                                                               48,876                        54,202
      liabilities

LONG-TERM DEBT                                                                   55,366                        54,608
DEFERRED LIABILITIES                                                              5,884                         5,111
                                                                               --------                      --------
   Total liabilities                                                            110,126                       113,921
                                                                               --------                      --------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share:
                                       August 27,    November 28,
                                            2000            1999
                                 -------------------------------
Authorized shares                     50,000,000      50,000,000
Issued shares                         16,520,047      16,512,962                 16,520                        16,513
Outstanding shares                    13,114,215      13,260,833

CAPITAL IN EXCESS OF PAR VALUE                                                   23,082                        23,039
RETAINED EARNINGS                                                                38,913                        36,077
                                                                               --------                      --------
                                                                                 78,515                        75,629
Less treasury stock 3,405,832 shares in 2000 and
3,252,129 shares in 1999, at cost                                               (21,920)                      (20,970)
                                                                               --------                      --------
     Total stockholders' equity                                                  56,595                        54,659
                                                                               --------                      --------
                                                                               $166,721                      $168,580
                                                                               ========                      ========

See notes to consolidated financial statements


THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED AUGUST 27, 2000 AND AUGUST 29, 1999
UNAUDITED
--------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                             Nine Months Ended
                                              August 27,        August 29,              August 27,               August 29,
                                                   2000              1999                    2000                     1999
                                             ----------         ---------               ---------                ---------
                                                               ($ in thousands - except per share amounts)

Net shipments                                   $85,427           $70,234                $260,643                 $194,095

Cost of shipments                                56,614            48,956                 172,400                  138,469
                                                -------           -------                --------                 --------

   Gross profit                                  28,813            21,278                  88,243                   55,626

Selling and administrative expenses              26,589            17,019                  78,395                   41,056
                                                -------           -------                --------                 --------

   Operating income                               2,224             4,259                   9,848                   14,570

Interest expense                                 (1,281)             (662)                 (3,558)                  (1,803)

Other income                                        395             1,070                   1,087                    1,677
                                                -------           -------                --------                 --------

   Earnings before taxes                          1,338             4,667                   7,377                   14,444

Taxes on income                                     686             1,744                   3,149                    5,387
                                                -------           -------                --------                 --------

Net earnings                                    $   652           $ 2,923                $  4,228                 $  9,057
                                                =======           =======                ========                 ========

Earnings per common share                       $  0.05           $  0.22                $   0.32                 $   0.67
                                                =======           =======                ========                 ========

Weighted average common shares                   13,114            13,390                  13,165                   13,444
                                                =======           =======                ========                 ========
Earnings per common share
   assuming dilution                            $  0.05           $  0.21                $   0.31                 $   0.63
                                                =======           =======                ========                 ========
Weighted average common shares
  and equivalents                                13,579            14,291                  13,749                   14,454
                                                =======           =======                ========                 ========

Dividends declared and paid per share

      Quarter Ended                                                                          2000                     1999
      -------------                                                                      --------                 --------
      First quarter                                                                      $  0.035                 $  0.032
      Second quarter                                                                        0.035                    0.032
      Third quarter                                                                         0.035                    0.032
                                                                                         --------                 --------
      Total for the nine months
        ended August 27, 2000 and August 29, 1999                                        $  0.105                 $  0.096
                                                                                         ========                 ========


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 27, 2000 AND AUGUST 29, 1999
UNAUDITED
________________________________________________________________________________

                                                                2000                      1999
                                                              ---------                 ---------
                                                                       ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                               $ 262,633                 $ 191,529
   Cash paid to suppliers and employees                        (248,702)                 (179,860)
   Income taxes paid, net of refunds                             (5,854)                   (5,641)
   Interest paid                                                 (3,558)                   (1,803)
   Interest received                                                326                       241
   Other receipts - net                                             780                       702
                                                              ---------                 ---------
Net cash and cash equivalents provided by
  (used in) operating activities                                  5,625                     5,168
                                                              ---------                 ---------

Cash flows from investing activities:
   Proceeds from sales of fixed assets                               84                        19
   Capital expenditures                                          (6,695)                   (6,147)
   Payments to acquire business                                  (5,000)                   (8,892)
                                                              ---------                 ---------
Net cash used in investing activities                           (11,611)                  (15,020)
                                                              ---------                 ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit               3,352                       305
   Proceeds from issuance of long-term debt                      12,201                    25,000
   Payments to reduce long-term debt                            (11,452)                  (10,339)
   Proceeds from issuance of common stock                            50                       443
   Dividends paid                                                (1,389)                   (1,287)
   Purchase of treasury stock                                      (950)                   (2,037)
                                                              ---------                 ---------
Net cash provided by (used in) financing activities               1,812                    12,085
                                                              ---------                 ---------

Net increase (decrease) in cash and cash equivalents             (4,174)                    2,233
Cash and cash equivalents at beginning of period                  5,104                     2,480
                                                              ---------                 ---------
Cash and cash equivalents at end of period                    $     930                 $   4,713
                                                              =========                 =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 27, 2000 AND AUGUST 29, 1999
UNAUDITED
________________________________________________________________________________

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:

                                                                       2000                    1999
                                                                      -------                --------
                                                                             ($ in thousands)
Net earnings                                                          $ 4,228                $  9,057
                                                                      -------                --------
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                        6,324                   4,110
   Provision for deferred compensation                                    750                     602
   Payments made for deferred compensation                                (70)                   (319)
   Provision for losses on accounts receivable                            744                    (194)
   Loss (gain) on disposition of assets                                    19                       4
   Change in operating assets and liabilities net of
    effect of acquisition of business:
      Decrease (increase) in accounts receivable                        1,889                  (5,602)
      Decrease (increase) in inventories                                 (204)                 (1,676)
      Decrease (increase) in prepaid expenses and other                 1,062                      48
      Decrease (increase) in other assets                                  46                  (1,494)
      Increase (decrease) in accounts payable                          (6,516)                 (5,998)
      Increase (decrease) in accrued expenses                             (43)                  3,848
      Increase (decrease) in income taxes payable                      (2,705)                   (254)
      Increase (decrease) in customer deposits                            101                   3,036
                                                                      -------                --------
         Total adjustments                                              1,397                  (3,889)
                                                                      -------                --------
Net cash provided by (used in) operating activities                   $ 5,625                $  5,168
                                                                      =======                ========

Supplemental schedule of non-cash investment activities:
   Fair value of assets acquired, other than cash                                            $ 37,272
   Liabilities assumed                                                                        (28,380)
                                                                                             --------
   Cash payments made                                                                        $  8,892
                                                                                             ========


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; The Wexford Collection, Inc., a producer of solid wood furniture; Home Elements, Inc., a chain of retail specialty home furnishings stores; and Storehouse, Inc., a 43 store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 27, 2000 and the results of operations and cash flows for the nine months ended August 27, 2000 and August 29,1999.

Note 3  -      The results of operations for the three months and nine months ended August 27, 2000 and August 29,1999 are not necessarily indicative of the results to be expected for the full year.

Note 4  -      Inventory components are as follows:

                                               August 27,      November 28,
                                                  2000             1999
                                               ----------      ------------
                                                    ($ in thousands)

                       Retail merchandise      $ 16,702        $ 18,000
                       Finished goods             3,315           3,166
                       Work-in-process            4,341           4,391
                       Raw materials             17,227          15,824
                                               --------        --------
                                               $ 41,585        $ 41,381
                                               ========        ========

Note 5 - Effective August 1, 1999, the Company acquired Storehouse, a chain of retail furniture stores. The results of operations at Storehouse are included in the three and nine month periods ended August 27, 2000 and for one month in the three and nine-month periods ended August 29, 1999.

               Effective April 30, 2000, under the terms of the interim earn-out agreement, the prior shareholders of Mitchell Gold earned an additional $5 million payment. This payment was made in the third quarter and is reflected in goodwill.

Note 6 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Income.

                                                       Three Months Ended                          Nine Months Ended
                                                  ------------------------------            ---------------------------------
                                                  August 27,           August 29,           August 27,             August 29,
                                                    2000                  1999                2000                   1999
                                                  ----------           ----------           ----------             ----------
                                                     (in thousands)                                   (in thousands)
Net earnings available to basic shares               $   652              $ 2,923               $ 4,228                $ 9,057

Add interest expense on assumed conversion
  of convertible debentures, net of tax                   33                   33                    98                     98
                                                     -------             --------              --------               --------

Net earnings available to diluted shares             $   685              $ 2,956               $ 4,326                $ 9,155
                                                     =======             ========              ========               ========
Weighted average common shares
  outstanding (Basic)                                 13,114               13,390                13,165                 13,444

Effect of dilutive stock options and
  convertible debentures                                 465                  901                   584                  1,010
                                                     -------             --------              --------               --------
Weighted average common shares and
  equivalents outstanding (Diluted)                   13,579               14,291                13,749                 14,454
                                                     =======             ========              ========               ========

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

                                       Wholesale             Retail
                                         Home                 Home
                                      Furnishings         Furnishings                     Inter-segment
                                        Segment             Segment         Other          Eliminations     Consolidated
                                        -------             -------         -----          ------------     ------------
    2000
    ----
Revenue                                $189,909             $90,432        $     -          $(19,698)         $260,643
Pre-tax net earnings(loss)               10,659              (2,676)          (483)             (123)            7,377
Total assets                            121,568              45,808         98,696           (99,351)          166,721


    1999
    ----

Revenue                                $180,350             $20,272        $     -          $ (6,527)         $194,095
Pre-tax net earnings(loss)               14,223                (949)         1,121                49            14,444
Total assets                            108,201              48,264         94,795           (90,886)          160,374

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine Months Ended August 27, 2000 Compared to Nine Months Ended August 29,1999.

Net shipments during the first nine months of 2000 increased by $66,548,000, or 34.3%, to $260,643,000 from $194,095,000 in 1999. Approximately $65,800,000 of this increase results from the inclusion of eight additional months of Storehouse shipments in 2000 (see Note 5).

Gross profit during the first nine months of 2000 increased by $32,617,000, or 58.6%, to $88,243,000 from $55,626,000 in 1999. Gross profit as a percentage of net shipments (gross margin) during the first nine months in 2000 increased to 33.9% from 28.7% in 1999. Most of this increase resulted from the inclusion of higher margin retail shipments at Storehouse during 2000. Excluding the effect of these shipments, gross margin increased to 28.2% from 27.9%, primarily from increased sales and gross margin at our Home Elements subsidiary. Anticipated increases in gross margin have been adversely impacted by start-up costs, rent expense and transition issues at the new upholstery production facility in Elliston, as well as increases in health and medical costs. Management anticipates that these conditions will continue to adversely impact gross margin over the remainder of 2000. In addition, approximately $400,000 in moving costs were incurred as Rowe Furniture moved into the new upholstery plant, including approximately $78,000 incurred in the third quarter to move the administrative offices to the new facility.

Selling and administrative expenses during the first nine months of 2000 increased by $37,339,000, or 90.9%, to $78,395,000 from $41,056,000 in 1999.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 2000 increased to 30.1% from 21.2% in 1999. The increase in selling and administrative expenses reflects $31,605,000 in additional selling and administrative expenses at Storehouse, expansion of the Home Elements program, growth at Mitchell Gold and additional salaries and benefits. The percentage increase in selling and administrative expenses primarily reflects the addition of Storehouse for 2000. Also included in selling and administrative expenses is approximately $473,000 in pre-opening expenses for new retail locations that, under new accounting guidance, was expensed as incurred, including the amortization of costs deferred in 1999 and accelerated into the first quarter. Such costs previously would have been deferred and amortized over the first twelve months of new store operations. Management anticipates that pre-opening expenses will continue to adversely impact earnings as several new stores are opened over the remainder of the year. In addition, the Company has provided approximately $750,000 for potential credit losses primarily as a result of the Heilig-Meyers and other bankruptcy filings.

Operating income was $9,848,000 versus $14,570,000 in the prior year. The decrease related to higher selling and administrative expenses as a result of the Storehouse acquisition, the change in accounting for pre-opening expenses, relocation and start-up costs at Elliston and adverse health and medical costs at Rowe Furniture.

Net interest expense during the first nine months of 2000 increased by $1,755,000 to $3,558,000 from $1,803,000 in 1999. The increase in net interest expense resulted from borrowings used to fund the acquisition of Storehouse, higher rates on borrowed money as market interest rates have increased over the past year and an increase in the spread to LIBOR based on changes in the Company's financial ratios.

Other income during the first nine months of 2000 decreased by $590,000 to $1,087,000 from $1,677,000 in 1999. This resulted from the inclusion in 1999 of commission revenue on certain sales at Storehouse.

Net earnings during the first nine months of 2000 decreased by $4,829,000 to $4,228,000 from $9,057,000 in 1999, primarily reflecting the costs to open additional stores, relocation and start-up costs at Elliston, increased

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

health and medical costs and increased borrowing costs, as well as an increase in the effective tax rate from 37.3% in 1999 to 42.7% in 2000 resulting primarily from increased non-deductible goodwill amortization.

Three Months Ended August 27, 2000 Compared to Three Months Ended August 29,
1999.

Net shipments during the third quarter of 2000 increased by $15,193,000, or 21.6%, to $85,427,000 from $70,234,000 in the third quarter of 1999. This increase resulted from the inclusion of two additional months of Storehouse shipments in 2000 (see Note 5).

Gross profit during the third quarter of 2000 increased by $7,535,000, or 35.4%, to $28,813,000 from $21,278,000 in 1999. Gross profit as a percentage of net shipments (gross margin) during the third quarter of 2000 increased to 33.7% from 30.3% in 1999. This increase resulted from the inclusion of higher margin retail shipments at Storehouse during 2000. Excluding the effect of these shipments, gross margin decreased to 27.8% from 28.1%. Gross margin has been adversely impacted by rent expense and transition issues at the new upholstery production facility in Elliston, as well as increases in health and medical costs. Management anticipates that these conditions will continue to adversely impact gross margin over the remainder of 2000. In addition, approximately $78,000 in moving costs were incurred as Rowe Furniture moved the administrative offices to the new facility during the third quarter of 2000.

Selling and administrative expenses during the third quarter of 2000 increased by $9,570,000, or 56.2%, to $26,589,000 from $17,019,000 in 1999. Selling and administrative expenses as a percentage of net shipments during the third quarter of 2000 increased to 31.1% from 24.2% in 1999. The increase in selling and administrative expenses reflects $8.6 million in additional selling and administrative expenses at Storehouse, expansion of the Home Elements program, growth at Mitchell Gold and additional salaries and benefits. The percentage increase in selling and administrative expenses primarily reflects the addition of Storehouse for 2000. In addition, the Company has provided approximately $400,000 for potential credit losses during the third quarter of 2000, primarily as a result of the Heilig-Meyers and other bankruptcy filings.

Operating income was $2,224,000 versus $4,259,000 in the prior year quarter. The decrease related to higher selling and administrative expenses as a result of the Storehouse acquisition, relocation and transition costs at Elliston, provisions for potential credit losses and adverse health and medical costs at Rowe Furniture.

Net interest expense during the third quarter of 2000 increased by $619,000 to $1,281,000 from $662,000 in 1999. The increase in net interest expense resulted from borrowings used to fund the acquisition of Storehouse, higher rates on borrowed money as market interest rates have increased over the past year, and an increase in the spread to LIBOR based on changes in the Company's financial ratios.

Other income during the third quarter of 2000 decreased by $675,000 to $395,000 from $1,070,000 in 1999. This resulted from the inclusion in 1999 of commission revenue on certain sales at Storehouse.

Net earnings during the third quarter of 2000 decreased by $2,271,000 to $652,000 from $2,923,000 in 1999, primarily reflecting the provisions for potential credit losses, relocation and transition costs at Elliston, increased health and medical costs, and increased borrowing costs, as well as an increase in the effective tax rate from 37.4% in 1999 to 51.3% in 2000 resulting primarily from increased non-deductible goodwill amortization.

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

Net cash provided by operating activities was $5,625,000 during the first nine months of 2000 versus $5,168,000 in 1999. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts.

During 1999, accounts receivable increased as a result of canceling Mitchell Gold's factoring arrangement and internally financing accounts receivable. The decline in receivables during 2000 is due in part to weak volume growth, and to increased efforts to work down old balances. In addition, inventory growth has slowed during 2000, in response to lower sales growth and to better manage working capital.

Capital expenditures were $6,695,000 during the first nine months of 2000 and $6,147,000 in 1999. In 2000, significant expenditures were made for a production planning and scheduling system to improve management of the production process and inventory and to fund new retail store openings. In 1999, expenditures included final costs for the new Mitchell Gold facility as well as systems expenditures for year 2000 and efficiency requirements.

The Company acquired Storehouse during the third quarter of 1999, paying $8,892,000 (net of cash acquired) to acquire the stock. During the third quarter of 2000, a payment of $5,000,000 was made under the interim earn-out provisions of the Mitchell Gold purchase agreement.

Net cash provided by financing activities during the first nine months of 2000 was $1,812,000 versus $12,085,000 in 1999. In addition to net borrowings under short-term lines and payments (net of draws) on long-term revolver loans, financing activities include dividends paid and repurchases of common stock. Net cash provided by financing activities in 1999 was used largely to fund the acquisition of Storehouse.

The Company has unsecured short-term bank lines of credit totaling $18 million. The interest rates on these lines of credit do not exceed the prime rate. The amount outstanding under the lines of credit as of August 27, 2000 was approximately $7.5 million. During the third quarter, one of the financial institutions providing a short-term line of credit elected not to renew the line of credit, thereby reducing available short-term credit facilities from $31 million to $18 million.

Management believes that net cash provided by operating activities and available bank lines of credit and other bank financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 2000.

The Company's financing agreements contain financial covenants. In anticipation of being out of compliance with these financial covenants, the Company requested and received waivers from the lending institutions for the third and fourth quarters of fiscal year 2000. In conjunction with this agreement, the Company has agreed to add additional ranges to its borrowing agreements whereby higher interest rates would be applicable should financial performance, as measured by funded debt to EBITDA, exceeds 2.75x, effective at the start of the new fiscal year. The Company has plans to meet with the lending institutions during the fourth quarter to obtain waivers through fiscal year 2001. There can be no assurance that the lending institutions will continue to agree to waive the covenants, or that any potential changes in terms associated with such future waivers, if any, would not have a material adverse impact on the operating results or activities of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

To improve performance against these financial ratios in order to reduce the potential future impact of the additional interest ranges, and to reduce financial leverage, the Company has curtailed capital expenditures budgeted for the fourth quarter of fiscal 2000 where possible, and in planning for fiscal year 2001, has substantially reduced capital spending plans. The Company anticipates that capital-spending levels will remain at substantially reduced levels in fiscal year 2002 as well.

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

In accordance with the terms of the synthetic lease financing, the Company will purchase in the fourth quarter a fixed-rate interest swap on $20 million notional principal for a term of four years at a fixed rate of 6.805% plus the interest spread as required by our financial performance as specified in the borrowing agreements. In addition, the Company anticipates entering into interest rate collar arrangements against certain portions of the Company's outstanding revolving debt.

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

a.  Exhibits: Exhibit 27 - Financial Data Schedule for the third quarter of
    2000.

b.  Reports on Form 8-K:    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant


                                                     /s/ Garry W. Angle
Date:  October 11, 2000                           ------------------------------
                                                                  Garry W. Angle
                                            Vice President - Treasury Management