Form 10-K
period 2000-12-03
ROWE COMPANIES
filed 2001-02-26
CIK 85417

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 3, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_] .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 9, 2001 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $30,286,245.

   As of February 9, 2001, there were issued and outstanding 13,135,126 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        Document                           Where Incorporated
                        --------                           ------------------
Portions of the Annual Report for the year ended
  December 3, 2000                                         Parts I, II and IV
Portions of the Annual Proxy Statement for the year
  ended December 3, 2000                                   Part III

================================================================================

                                     PART I

Item 1. Business.

General

   The Rowe Companies (the "Company") is a synergistic collection of manufacturers and retailers in the home furnishings industry. Originally founded in 1946 as Rowe Furniture Corporation, we changed our name in March 1999 to more appropriately reflect the expanded scope of the Company's operations.

   In January 1998, the Company created a new subsidiary, The Wexford Collection, Inc., ("Wexford"), to acquire the assets and liabilities of J&M Designs, Ltd. In October 1998, the Company acquired The Mitchell Gold Company, ("Mitchell Gold"). In August 1999, the Company acquired Storehouse, Inc., ("Storehouse"). These companies joined Rowe Furniture, Inc., ("Rowe"), our core upholstered furniture subsidiary, and Home Elements, Inc., ("Home Elements"), the Company's internally grown retail furniture chain. Home Elements previously operated under the name The Rowe Showplace. In November 2000, the Company announced its intention to discontinue operations at Wexford and dispose of the assets.

   The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered and leather furniture. Upholstered and leather furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered and leather furniture (primarily obtained from the wholesale segment), casegoods, dining sets, rugs and other home furnishing accessories through Company-owned stores located primarily throughout the mid-Atlantic, southeastern, and southwestern United States. The information on pages 28 to 29 in the Annual Report to Stockholders for the fiscal year ended December 3, 2000, is included in Exhibit 13 hereto and incorporated herein by reference.

   The Company is incorporated under the laws of Nevada. Its principal executive offices are located at 1650 Tysons Boulevard, McLean, Virginia 22102, and its telephone number is (703) 847-8670. Unless the context indicates otherwise, references herein to the "Company" include The Rowe Companies, its predecessors, and its subsidiaries.

Executive Officers Who Are Not Directors

   Barry A. Birnbach has been in the service of the Company since 1968. He has served as the Company's Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President--Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company's President and Chairman of the Board.

   Timothy J. Fortune has been in the service of the Company since 1997. He has served as the Company's Vice President of Human Resources & Strategy since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

   Michael M. Thurmond has been in the service of the Company since January 22, 2001. He has served as the Company's Secretary/Treasurer, CFO since joining the Company. Prior to joining the Company, Mr. Thurmond was the Managing Director of Capital Hotel Partners, LLC from 1998 to January of 2001 and the Managing Director and Chief Financial Officer of The Appian Group from 1996 to 1998.

The Industry

   As reported by the American Furniture Manufacturers Association in December 2000, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 2000.

                                                         1997  1998  1999  2000*
                                                         ----- ----- ----- -----
                                                              (in billions)
   Industry shipments................................... $21.2 $23.0 $25.0 $25.7
   Upholstered furniture shipments......................   8.5   9.5  10.6  10.9

--------
* Estimated

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

   During 2000, a number of events transpired that make it likely that a significant economic downturn will be encountered in 2001. Early in the year, the prices of Internet and technology start-up firm stocks dropped sharply, and continued to drop over the remainder of the year. Seeing signs of an overheated economy and fears of inflation, the Federal Reserve began raising interest rates. Energy costs increased, consumer debt levels began rising dramatically, and falling stock prices spread to most sectors of the stock market.

   The Company began to see the effects of all of the negative signs during the fourth quarter, as incoming orders began to drop substantially compared to historical levels, particularly at Rowe Furniture. The decline accelerated in December, and in early January, approximately 130 employees were let go and several production lines were shut down to better balance incoming orders and production capacity. Numerous other manufacturing companies have reported similar events, and the industry numbers shown above clearly show the slowing rate of growth.

   At the same time, the Federal Reserve, fearing that they may have over shot the target for a soft landing, began lowering interest rates to stimulate the economy. While this should eventually lead to improved business conditions, there can be no assurance as to the time frame in which this will occur. The Company continues to monitor incoming order levels as well as sales at our retail units and dealers, and will take steps as conditions require.

Wholesale Home Furnishings Segment

Product Lines

   The wholesale home furnishings segment's products encompass a full line of upholstered furniture including sofas, loveseats, occasional chairs and sleep sofas, covered in fabric or leather. The wholesale segment's products are available in over 1,000 different fabrics. Styles offered include traditional, contemporary and country.

   The wholesale segment's product strategy is to provide a wide choice of furniture styles, fabrics and leathers while providing high quality at competitive prices. The wholesale segment continually reviews and evaluates its designs, and primarily on a semi-annual basis adds and discontinues designs, as it deems appropriate. The wholesale segment identifies trends in styles, colors and patterns through independent research, contacts with the wholesale segment's customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

Marketing and Sales

   The wholesale segment has developed a broad and diverse national customer base. The wholesale segment sells its manufactured products primarily through commissioned sales personnel who are employees of the wholesale segment, dedicated to marketing the wholesale segment's products exclusively. Management believes that this arrangement gives the wholesale segment a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. The wholesale segment's products are sold to over 1,100 national, regional and local furniture retailers, including Jordan's Furniture, Homelife, Crate & Barrel, Pottery Barn, Restoration Hardware and the Company's wholly-owned subsidiaries, Home Elements and Storehouse.

   While the wholesale segment sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the wholesale segment's products are not widely distributed. The wholesale segment has targeted key retailers in these markets as opportunities for further growth.

   The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The wholesale segment displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. The wholesale segment maintains two showrooms totaling 67,400 square feet at the High Point market. In addition, the wholesale segment has developed plans to increase sales in foreign markets, primarily in North America and Europe. Approximately 3% of 2000 segment sales were to customers located outside of the United States.

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

   Key Customers. The wholesale segment sells its products to over 1,000 accounts with normal credit terms being net 30 days. Shipments to the wholesale segment's top three customers as a percentage of net shipments were 15% in 2000, 17% in 1999 and 19% in 1998. Shipments to the wholesale segment's top ten customers as a percent of net shipments amounted to 28% in 2000, 31% in 1999 and 30% in 1998. Combined shipments to the Company's retail segment were $26,731,000 in 2000 and $21,158,000 in 1999, including shipments to Storehouse prior to its acquisition by the Company.

Manufacturing and Distribution

   The wholesale segment manufactures its products in six production facilities, of which five are owned and one is leased. Two facilities manufacture upholstered furniture; one facility manufactures upholstered and leather furniture and one facility is used for frame storage and assembly. The remaining two facilities manufacture upholstered frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.4 million square feet.

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

   Manufacturing Efficiencies. Management has taken a number of steps to improve manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to more effectively manage its inventories, purchasing, labor and manufacturing processes; changes in its employee compensation program; and the establishment of new internal systems to control overhead and material usage. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, the wholesale segment will maintain a competitive advantage in marketing its products.

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

   Employee Compensation. At Rowe, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. On a facility-wide basis, 2000 monthly incentive bonuses ranged from 0% to approximately 10% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee. At Mitchell Gold, a piecework system is the primary method of compensation for production employees.

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

   During 2000, Rowe has been implementing a new production planning and scheduling system. The initial process, scheduled for completion during 2001, will allow for more efficient scheduling and production by ensuring that key resources are available when needed. Further processes will improve visibility of orders through the production process, increasing the effectiveness of the finished goods warehousing and truck loading operations. This should result in reduced lead times from order receipt to product shipment, as well as reducing levels of inventory on hand.

   Manufacturing Capacity. The wholesale segment primarily operates its manufacturing facilities on a one-shift, five-or-six-day per week basis, although partial second shifts are used in some facilities. Management believes that the wholesale segment could expand production within existing facilities without substantial capital expenditures by increasing personnel on first and second shifts. At this time, the Company has no plans to construct additional manufacturing facilities.

   Backlog. The wholesale segment generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The wholesale segment's backlog of unshipped orders was approximately $20 million as of December 3, 2000, compared to $23 million as of November 28, 1999. The wholesale segment anticipates that 100% of the backlog as of December 3, 2000 will be shipped in 2001.

   Distribution. Rowe's products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe's products are delivered in accordance with Rowe's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe's name recognition. This agreement was renewed in 1999 for an additional six years. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe's products with a third party motor carrier. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders. Approximately 80% of Rowe's fiscal year 2000 shipments were delivered under these arrangements. Mitchell Gold primarily ships product via common carriers utilizing either full or partial loads.

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

Retail Operations

Retail Home Furnishings Segment

   The retail home furnishings segment includes the Home Elements and Storehouse retail furniture chains. The retail segment is the largest customer of the wholesale segment, and would be included in the top ten customer list if the retail segment was an unaffiliated customer.

   The retail segment operates 61 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 75,000 square feet each. All retail store locations and distribution centers are leased. The stores are located throughout the mid-Atlantic, southeastern, and southwestern United States, particularly in Atlanta, Georgia, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered and leather furniture, virtually all of which is provided by the wholesale segment; casegoods, such as tables, bedrooms, chairs and entertainment centers; and lamps, rugs and other accessories.

   The retail segment generally targets a well-educated, middle to upper income customer. While in the past, advertising efforts have been primarily print-based ads in newspapers and inserts, the segment began utilizing television ads during 1999. The use of television advertising expanded during 2000 and is expected to expand further in 2001. This will continue to result in increased advertising costs in 2001.

   The retail segment added seven new stores in fiscal year 2000. The segment also relocated several stores to larger and more favorable locations during the year, while closing five smaller, unprofitable stores. The retail segment has expanded its administrative staff and improved its systems capabilities in support and anticipation of current and planned growth.

   The segment expects to open five new stores and close one store during 2001. Renovations are planned for several other stores and plans are being made for additional expansion in 2002 and beyond.

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

Employees

   As of December 3, 2000, the Company employed approximately 3,300 full-time employees, of whom approximately 600 are in management, supervisory and sales positions. None of the Company's employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

   The Company, through a wholly-owned intellectual property holding company, has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions", "The ShowPlace", "Cover Ups", "Comfortable Stuff", "Comfortable Stuff by Rowe", "Robin Bruce", "MG" and "Mitchell Gold" trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the "Storehouse" trademark. Applications for registration of the Company's "Home Elements", "Home Wear", "Room Sense", "Room Scenes" and "Rowe Furniture Rowe" trademarks are pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company's trademarks are pending in Australia, Brazil, Canada, the European Community and Mexico. The Company is in the process of applying for registration of certain of its marks in Argentina, Chile, the Dominican Republic, Egypt, Japan, Kuwait, Saudi Arabia, Singapore, South Korea, Thailand and Turkey. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

   The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care costs not covered by insurance.

Financing

   The Company utilizes bank financing to partially fund working capital requirements, capital expenditures, stock repurchases and funding of acquisitions. In 1998 and 1999, overall funding requirements increased and the Company entered into two borrowing arrangements in November 1998 and July 1999 in the form of two $25 million revolver loans. Beyond this financing, the Company maintains committed credit lines in the amount of $18 million through two banking institutions. At December 3, 2000, $48 million of the $50 million of revolver loans were outstanding. In addition, $4.0 million of short-term borrowings were outstanding under the Company's short-term credit facilities. As a result of greater spread to LIBOR based upon the Company's financial performance (offset in part by anticipated declines in LIBOR), interest expense is likely to increase in fiscal 2001.

   In conjunction with the purchase of Mitchell Gold, the Company guaranteed and assumed responsibility for the $6.0 million Industrial Revenue Bond used to finance the construction of a new production facility. The Company also issued $3 million of convertible debentures as part of the initial purchase price of Mitchell Gold. The debentures mature on October 31, 2001. Based upon the conversion price of the debentures substantially exceeding the current market price of the Company's common stock, the Company anticipates making a cash payment on the debentures at maturity.

   In August 1999, as amended in October 2000, the Company executed an agreement to enter into a five-year lease for its new upholstery manufacturing facility located in Elliston, Virginia. In addition, the Company entered into operating leases of approximately $1.6 million for office equipment and rolling stock at this location. As a result of these financing transactions, additional overhead expense in the form of rent and equipment lease charges will be incurred in 2001 and beyond.

   The Company's bank financing agreements contain financial covenants. In anticipation of being out of compliance with these covenants, the Company requested and received waivers from the lending institutions for the third quarter of 2000. With the decision to discontinue operations at Wexford, the Company incurred a significant loss on the disposal that was recorded in the fourth quarter, causing the Company to be out of compliance. Subject to the execution of final documents, the Company received waivers from the lending institutions for the fourth quarter ending December 3, 2000, and modified the agreements going forward to exclude losses related to the disposal of Wexford. In conjunction with these discussions, in February 2001, the Company agreed to add additional ranges to the borrowing agreements whereby higher interest rates would be applicable should financial performance, as measured by funded debt to EBITDA, exceeds 2.75x. The Company granted the lending institutions a security interest in certain non-real estate assets of the Company. The Company also extended the term of the revolving loan issued in November 1998 by one year to March 31, 2003 and converted $8 million of its available short-term lines of credit to revolving bank debt maturing in March 2002.

   During the fourth quarter of fiscal 2000, the Company entered into two interest rate derivative contracts for the purpose of hedging the Company's exposure to rising interest rates under the lease for the Elliston facility. The Company executed a contract to swap variable rates (based on 30 day LIBOR) for fixed rates on $20 million notional principal through August 2004. The contract locked in a fixed rate of 6.805% (plus a spread based upon financial performance of the Company). The Company also executed an interest rate collar contract on $5 million notional principal with a floor of 5.75% and a cap of 8.25% (both plus a spread based upon financial performance). As of December 3, 2000, 30 day LIBOR was 6.73%. The Company has recorded a liability for the present value of the excess of payments under the swap contract. The fair value of the swap is reflected in other comprehensive income, net of taxes, as the Company has designated this contract as a cash flow hedge.

Goodwill

   The Company recorded approximately $15 million in goodwill from the acquisition of Mitchell Gold, including $5 million paid during fiscal year 2000 under the interim earn-out provisions of the purchase agreement. The Company recognized approximately $16 million in goodwill from the acquisition of Storehouse. In conjunction with the disposal of Wexford, the Company recognized an impairment loss of $2.3 million during the fourth quarter for the remaining goodwill from the acquisition of Wexford. Due to the timing of the additional goodwill recognized on the Mitchell Gold interim earn-out payment, the charge to the Company in 2001 for goodwill amortization will increase slightly.

Item 2. Properties.

   The following table sets forth certain information concerning the wholesale segment's manufacturing facilities:

                                                            Approximate
                                                              Size in   Owned or
   Location                                Description      Square Feet  Leased
   --------                           --------------------- ----------- --------

   Salem, Virginia................... Manufacturing           241,000     Owned

                                      Administrative Office
   Elliston, Virginia................  and Manufacturing      435,000    Leased

   Poplar Bluff, Missouri............ Manufacturing           300,000     Owned

   Morehouse, Missouri............... Manufacturing           136,000     Owned

                                      Administrative Office
   Taylorsville, N. Carolina.........  and Manufacturing      265,000     Owned

   Taylorsville, N. Carolina......... Manufacturing            50,000     Owned

   In addition, the Company leases executive and administrative offices in McLean, Virginia, administrative offices in Atlanta, Georgia, 60 retail store locations, 3 retail distribution centers and 2 showrooms. The Company considers these facilities to be adequate and well maintained.

   In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                                Approximate
                                    Lease                         Size in
   Location                        Expires       Description    Square Feet
   --------                      ------------ ----------------- -----------
   Christiansburg, Virginia..... Various thru Industrial           79,000*
                                   07-31-02
   Salem, Virginia.............. Various thru Industrial          335,000*
                                   09-30-02
   Jessup, Maryland............. Various thru Office/Industrial   180,000
                                   06-03-05
   Sylmar, California...........   03-31-04   Industrial          115,000

--------
* 25% of these properties are currently leased

   Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. The Salem, Virginia property was Rowe Furniture's main administrative offices and manufacturing facility for many years. In past years (fiscal 2000 for the Salem, Virginia property), the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. A retail property located in Leesburg, Florida, which was acquired in 1984, was sold during fiscal year 1997. In 1998, the value of the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value, as new tenants had not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,412,000, $1,437,000 and $1,570,000 in 1998, 1999 and
2000, respectively.

   The Company also holds leasehold interests in two other properties (in Carson and Pasadena, California) through its discontinued Wexford subsidiary. The Company plans to sublease these properties on a pass through basis.

Item 3. Legal Proceedings.

   There are no pending legal proceedings, other than routine litigation incidental to the business of the Company. While the outcome of these routine legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal proceedings should not have a material adverse effect on the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended December 3, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    (a) The information contained under the caption "Stock Price and Dividend Data" on page 32 in the Annual Report to Stockholders for the fiscal year ended December 3, 2000 is included in Exhibit 13 hereto and incorporated herein by reference.

    (b) Approximate Number of Equity Security Holders.

                                                  Approximate Number of Record
         Title of Class                          Holders as of December 3, 2000
         --------------                          ------------------------------
   Common Stock, par value $1.00 per share......             1,000

Item 6. Selected Financial Data.

   The information contained under the caption "Five-year Summary" on page 13 in the Annual Report to Stockholders for the fiscal year ended December 3, 2000 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The management's discussion and analysis of financial condition and results of operations section on pages 14 to 16 of the Annual Report to Stockholders for the fiscal year ended December 3, 2000 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Risk Disclosures

   Because the Company's obligations under its term loans, revolving loans, lines of credit and industrial revenue bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would result in a change of approximately $420,000 in interest expense during the 2001 fiscal year.

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

Item 8. Financial Statements and Supplementary Data.

   The following information on pages 17 to 31 in the Annual Report to Stockholders of the fiscal year ended December 3, 2000 is included in Exhibit 13 hereto and incorporated herein by reference:

     Consolidated Balance Sheets--- December 3, 2000 and November 28, 1999

     Consolidated Statements of Income and Comprehensive Income--- Years Ended December 3, 2000, November 28, 1999 and November 29, 1998

     Consolidated Statements of Stockholders' Equity--- Years Ended December 3, 2000, November 28, 1999 and November 29, 1998

     Consolidated Statements of Cash Flows--- Years Ended December 3, 2000, November 28, 1999 and November 29, 1998

     Notes to Consolidated Financial Statements (includes selected quarterly financial data)

     Report of Independent Certified Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                    PART III

   Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 12 through 14 of the Company's 2001 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10. Directors and Executive Officers.

   The information required by Item 10 is contained in the Company's 2001 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 11. Executive Compensation.

   The information required by Item 11 is contained in the Company's 2001 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is contained in the Company's 2001 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions.

   The information required by Item 13 is contained in the Company's 2001 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements:

   The consolidated balance sheets as of December 3, 2000 and November 28, 1999 and the related consolidated statements of income and comprehensive income, stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended December 3, 2000, together with the report of BDO Seidman, LLP dated February 12, 2001, appearing in the 2000 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2000 Annual Report to Stockholders.

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

   4 Specimen Stock Certificate (incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

  10.1 Rowe Furniture Corporation 1983 Stock Option and Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

  10.2 The Rowe Companies Amended and Restated 1993 Stock Option and Incentive Plan (incorporated by reference to the Company's Registration Statement on Form S-8 No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999)

  10.3 Rowe Furniture Corporation Merged 401(k) and Employee Stock Ownership Plan dated December 1, 1991 (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

  10.4 Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

  10.5 Employment Agreement dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25,
         2000)

  10.6 First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

 Exhibit
 Number                                  Exhibit
 -------                                 -------

  10.7 Amended and Restated The Rowe Companies Cash-or-Deferred Non-Qualified Executive Retirement Plan effective March 28, 2000

  10.10 Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

  10.11 Master Agreement dated August 27, 1999 among Rowe Furniture, Inc., and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees, The Rowe Companies, The Mitchell Gold Company, Rowe Properties, Inc., Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc. and Wexford Collection, Inc. and certain other subsidiaries of The Rowe Companies that may hereafter become party hereto, as Guarantors, Atlantic Financial Group, LTD, as Lessor, Crestar Bank and certain Financial Institutions parties hereto, as Lenders and Crestar Bank, as Agent (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

  10.12 Master Lease Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD, as Lessor, and Rowe Furniture, Inc. and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

  10.13 Construction Agency Agreement dated as of August 27, 1999 between Atlantic Financial Group LTD and Rowe Furniture, Inc. as Construction Agent (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

  10.14 Guaranty Agreement from The Rowe Companies, The Mitchell Gold Company, Inc., Rowe Properties, Inc., Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc. and Wexford Collection, Inc. dated as of August 27, 1999 (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

  10.15 Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement dated August 27, 1999 (incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

  10.16 First Amendment to Revolving Credit Loan Agreement dated October 6, 2000 between The Rowe Companies, Rowe Furniture, Inc., The Mitchell Gold Co., Rowe Diversified, Inc., Home Elements, Inc., Rowe Properties, Inc., The Wexford Collection, Inc. and Bank of America, N.A.

  10.17 First Modification to Synthetic Lease Financing Operative Documents dated October 11, 2000 between Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Home Elements, Inc., Rowe Properties, Inc., Storehouse, Inc., The Wexford Collection, Inc. and Atlantic Financial Group, LTD and Suntrust Bank, N.A.

  10.18 Second Modification to Revolving Credit Loan Agreement dated October 11, 2000 between The Rowe Companies, Rowe Furniture, Inc., The Mitchell Gold Co., Rowe Diversified, Inc., Home Elements, Inc. Rowe Properties, Inc., Storehouse, Inc., The Wexford Collection, Inc. and Suntrust Bank, N.A.

  13     Portions of the Annual Report for the year ended December 3, 2000

  21     List of Subsidiaries

  23     Consent of BDO Seidman, LLP

    (b) Reports on Form 8-K.

   On November 14, 2000, a Form 8-K was filed reporting that on November 10, 2000, The Rowe Companies announced that it would be discontinuing operations at its wholly-owned subsidiary, The Wexford Collection, Inc. a specialty manufacturer of high quality, solid wood furniture, by January 10, 2001.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          The Rowe Companies

                                             /s/ M. M. Thurmond
                                          By: _________________________________
                                              M. M. Thurmond, Chief Financial
                                                    Officer, Secretary-Treasurer
February 16, 2000

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ G. M. Birnbach                Chairman of the Board       February 16, 2001
______________________________________  President, Director
            G. M. Birnbach              (Principal Executive
                                        Officer)

     /s/ R. E. Cheney                  Director                    February 16, 2001
______________________________________
             R. E. Cheney

      /s/ M. S. GOLD                   Director                    February 16, 2001
______________________________________
              M. S. Gold

     /s/ H. I. Ptashek                 Director                    February 16, 2001
______________________________________
            H. I. Ptashek

     /s/ C. T. Rosen                   Director                    February 16, 2001
______________________________________
             C. T. Rosen

      /s/ K. J. Rowe                   Director                    February 16, 2001
______________________________________
              K. J. Rowe

     /s/ S. J. Silver                  Director                    February 16, 2001
______________________________________
             S. J. Silver

     /s/ Allan Tofias                  Director                    February 16, 2001
______________________________________
             Allan Tofias

     /s/ G. O. Woodlief                Director                    February 16, 2001
______________________________________
            G. O. Woodlief

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies
McLean, Virginia

   The audits referred to in our report dated February 12, 2001, relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended December 3,
2000) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

   In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/      BDO Seidman, LLP
                                          _____________________________________
                                                    BDO Seidman, LLP

High Point, North Carolina
February 12, 2001

                               THE ROWE COMPANIES
                         AND WHOLLY-OWNED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 For the Years Ended December 3, 2000, November 28, 1999 and November 29, 1998
                             (Thousands of Dollars)

         COL. A            COL. B           COL. C            COL. D        COL. E
------------------------ ----------- --------------------- ------------   ----------
                                           Additions
                                     ---------------------
                                        (1)        (2)
                                                Charged to
                         Balance at  Charged to   Other                   Balance at
                         Beginning   Costs and   Accounts  Deductions -     End of
Description              of Period    Expenses  (Describe)  (Describe)      Period
-----------              ----------- ---------- ---------- ------------   ----------
Allowance for doubtful
 Accounts--2000.........    $864      $ 1,884      $--       $   892 (A)    $1,856
Allowance for doubtful
 Accounts--1999.........    $875      $   413      $--       $   424 (B)    $  864
Allowance for doubtful
 Accounts--1998.........    $316      $(1,285)     $--       $(1,844)(C)    $  875

--------
(A)  Accounts charged off less bad debt recoveries of $132,000
(B)  Accounts charged off less bad debt recoveries of $5,000
(C)  Accounts charged off less bad debt recoveries of $1,980,000