Form 10-Q
period 2001-03-04
ROWE COMPANIES
filed 2001-04-18
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 4, 2001             Commission File Number 1-10226
                  -------------                                    -------

                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         NEVADA                                           54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


1650 Tysons Boulevard, Suite 710, McLean, Virginia            22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:        703-847-8670
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

                                                            YES  X      No
                                                               ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                 Class                              Outstanding at March 4, 2001
---------------------------------------             ----------------------------
Common stock, par value $1.00 per share                  13,135,126 shares

                               THE ROWE COMPANIES

                                     INDEX



Part I.  Financial Information                                     Page
                                                                   ----

         Consolidated Balance Sheets - March 4, 2001 and
           December 3, 2000......................................    3

         Consolidated Statements of Operations - Three Months
           Ended March 4, 2001 and February 27, 2000.............    4

         Consolidated Statements of Cash Flows -  Three Months
           Ended March 4, 2001 and February 27, 2000.............    5

         Notes to Consolidated Financial Statements..............    7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................    9

         Quantitative and Qualitative Disclosures
           about Market Risk.....................................   11

         Forward Looking Statements..............................   11

Part II. Other Information.......................................   12


                          PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                             March 4,               December 3,
                                                                               2001                    2000
                                                                            -----------             -----------
                                                                            (Unaudited)              (Audited)
                                                                                      ($ in thousands)

ASSETS (Note 6)
CURRENT ASSETS
Cash and cash equivalents...............................................     $     43                  $  3,393
Accounts receivable, net................................................       27,288                    30,892
Inventories (Note 4)....................................................       39,676                    41,297
Deferred income tax asset...............................................        2,057                     2,057
Prepaid expenses and other..............................................        3,761                     3,884
                                                                             --------                  --------
    Total current assets................................................       72,825                    81,523

PROPERTY AND EQUIPMENT, net.............................................       34,389                    36,117
GOODWILL, net...........................................................       30,031                    30,357
OTHER NONCURRENT ASSETS.................................................       16,485                    16,587
                                                                             --------                  --------
                                                                             $153,730                  $164,584
                                                                             ========                  ========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt (Note 6)...........................     $  3,299                  $  3,299
Short term bank borrowings (Note 6).....................................        1,708                     4,000
Accounts payable and accrued liabilities................................       27,625                    34,931
Income taxes payable....................................................           68                       770
Customer deposits.......................................................        6,398                     7,515
                                                                             --------                  --------
    Total current liabilities...........................................       39,098                    50,515

LONG-TERM DEBT (Note 6).................................................       55,272                    52,761
DEFERRED LIABILITIES....................................................        5,793                     5,886
                                                                             --------                  --------
    Total liabilities...................................................      100,163                   109,162
                                                                             --------                  --------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share; 50,000,000 shares
  authorized; issued shares 16,542,147 and 16,520,147, respectively;
  outstanding shares 13,135,126 and 13,114,200, respectively............       16,542                    16,520
CAPITAL IN EXCESS OF PAR VALUE..........................................       23,083                    23,083
OTHER COMPREHENSIVE INCOME..............................................         (640)                      (32)
RETAINED EARNINGS.......................................................       36,507                    37,772
TREASURY STOCK, 3,407,021 shares in 2001 and
  3,405,947 shares in 2000, at cost.....................................      (21,925)                  (21,921)
                                                                             --------                  --------
    Total stockholders' equity..........................................       53,567                    55,422
                                                                             --------                  --------
                                                                             $153,730                  $164,584
                                                                             ========                  ========


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000
UNAUDITED
================================================================================


                                                                                   Three Months Ended
                                                                      March 4,                        February 27,
                                                                        2001                             2000
                                                                      --------                        ------------
                                                                      ($ in thousands - except per share amounts)

Net shipments....................................................      $80,428                          $87,043
Cost of shipments................................................       53,991                           56,629
                                                                       -------                          -------
  Gross profit...................................................       26,437                           30,414
Selling and administrative expenses..............................       26,672                           25,296
                                                                       -------                          -------
  Operating income (loss)........................................         (235)                           5,118
Interest expense.................................................       (1,260)                            (916)
Other income.....................................................          393                              345
                                                                       -------                          -------
  Earnings (loss) from continuing operations before taxes........       (1,102)                           4,547
Taxes expense (benefit)..........................................         (296)                           1,728
                                                                       -------                          -------
  Net earnings (loss) from continuing operations.................         (806)                           2,819
Loss from discontinued operations, net of tax benefit of                    -                              (427)
  $236 (Note 5)..................................................      -------                          -------
Net earnings (loss)..............................................      $  (806)                         $ 2,392
                                                                       =======                          =======
Net earnings (loss) from continuing operations
  per common share...............................................      $ (0.06)                         $  0.21
Discontinued operations per common share.........................           -                             (0.03)
                                                                       -------                          -------
Net earnings (loss) per common share.............................      $ (0.06)                         $  0.18
                                                                       =======                          =======
Weighted average common shares...................................       13,133                           13,247
                                                                       =======                          =======
Net earnings (loss) from continuing operations
  per common share assuming dilution.............................      $ (0.06)                         $  0.20
Discontinued operations per common share assuming dilution.......          -                              (0.03)
                                                                       -------                          -------
Net earnings (loss) per common share assuming dilution...........      $ (0.06)                         $  0.17
                                                                       =======                          =======
Weighted average common shares and equivalents...................       13,573                           13,996
                                                                       =======                          =======
Dividends declared and paid per share............................      $ 0.035                          $ 0.035


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000
UNAUDITED
================================================================================


                                                                  2001          2000
                                                                  ----          ----
                                                                   ($ in thousands)

INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
  Cash received from customers..............................    $ 82,758     $ 90,903
  Cash paid to suppliers and employees......................     (84,655)     (90,625)
  Income taxes paid, net of refunds.........................         (86)      (1,439)
  Interest paid.............................................      (1,260)      (1,066)
  Interest received.........................................         111          103
  Other receipts - net......................................         335          242
                                                                --------      -------
Net cash and cash equivalents
  used in operating activities..............................      (2,797)      (1,882)
                                                                --------      -------
Cash flows from investing activities:
  Proceeds from sales of property and equipment.............         819           67
  Capital expenditures......................................      (1,147)      (1,909)
                                                                --------      -------
Net cash used in investing activities.......................        (328)      (1,842)
                                                                --------      -------
Cash flows from financing activities:
  Net borrowings (repayments) under line of credit..........      (2,292)       1,414
  Proceeds from issuance of long-term debt..................       2,796        1,588
  Payments to reduce long-term debt.........................        (285)      (3,546)
  Proceeds from issuance of common stock....................          22           44
  Dividends paid............................................        (463)        (464)
  Purchase of treasury stock................................          (3)        (380)
                                                                --------      -------
Net cash used in financing activities.......................        (225)      (1,344)
                                                                --------      -------
Net decrease in cash and cash equivalents...................      (3,350)      (5,068)
Cash and cash equivalents at beginning of period............       3,393        5,104
                                                                --------      -------
Cash and cash equivalents at end of period..................    $     43      $    36
                                                                ========      =======


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 4, 2001 AND FEBRUARY 27, 2000
UNAUDITED
================================================================================

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By Operating Activities:


                                                                  2001          2000
                                                                  ----          ----
                                                                   ($ in thousands)

Net earnings (loss).........................................    $  (806)      $ 2,392
                                                                -------       -------
Adjustments to reconcile net earnings (loss) to net cash
 used in operating activities:
  Depreciation and amortization.............................      2,078         2,123
  Provision for deferred compensation.......................       (150)          298
  Payments made for deferred compensation...................       (384)          (70)
  Provision for losses on accounts receivable...............        156           137
  Loss on disposition of assets.............................         53           -
  Change in operating assets and liabilities net of
   effect of acquisition of business:
    Decrease (increase) in accounts receivable..............      3,447         1,331
    Decrease (increase) in inventories......................      1,620        (3,923)
    Decrease (increase) in prepaid expenses and other.......        464           (95)
    Decrease (increase) in other assets.....................         58           387
    Increase (decrease) in accounts payable.................     (6,693)       (2,287)
    Increase (decrease) in accrued expenses.................     (1,142)       (1,102)
    Increase (decrease) in income taxes payable.............       (381)           53
    Increase (decrease) in customer deposits................     (1,117)       (1,126)
                                                                -------       -------
      Total adjustments.....................................     (1,991)       (4,274)
                                                                -------       -------
Net cash used in operating activities.......................    $(2,797)      $(1,882)
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

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 4, 2001 and the results of operations and cash flows for the three months ended March 4, 2001 and February 27, 2000. Effective for fiscal year 2001, the Company implemented EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". As a result, charges to customers for delivery services have been reclassified to net shipments from cost of sales or selling and administrative expense. Selling and administrative expenses include $1,164,000 and $981,000 of retail delivery expenses for the three months ended March 4, 2001 and February 27, 2000, respectively. Prior periods have been restated to reflect the current year presentation. The reclassifications have no effect on reported results of operations.

Note 3 - The results of operations for the three months ended March 4, 2001 and February 27, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 4  - Inventory components are as follows:


                                                March 4,    December 3,
                                                 2001          2000
                                               ---------    -----------
                                                   ($ in thousands)


               Retail merchandise............  $ 18,098      $ 18,645
               Finished goods................     2,607         3,164
               Work-in-process...............     4,351         4,742
               Raw materials.................    14,620        14,746
                                               --------      --------
                                               $ 39,676      $ 41,297
                                               ========      ========


Note 5 - During fiscal year 2000, the Company discontinued operations at Wexford, its specialty casegoods manufacturer. Reserves were established at December 3, 2000 for the results of operations subsequent to fiscal year end through the end date of operations. Operations effectively ceased January 10, 2001, and all employees were released on or before that date.

          Since year end 2000, revenues of $633 thousand were recognized by Wexford, and net losses from operations of approximately $640 thousand were offset against the reserve, leaving approximately $60 thousand in reserves for any remaining costs to be incurred. On January 28, 2001, property and equipment was sold for $800,000 in cash and $450,000 in notes receivable, as projected at December 3, 2000.

Note 6 - Subject to the execution of final documents, the Company has received waivers from its lending institutions for the first quarter ended March 4, 2001. In conjunction with these discussions, the Company has agreed to add additional ranges to the borrowing agreements whereby higher interest rates would be applicable should financial performance, as measured by funded debt to EBITDA, exceed 2.75x. The Company also granted the lending institutions a security interest in certain assets of the Company, including certain real estate yet to be determined with respect to the lease of one of the Company's manufacturing facilities. The Company also extended the term of the revolving loan issued in November 1998 by one year to March 31, 2003, and converted $8 million of its available short-term lines of credit to revolving bank debt maturing in March 2002. It is expected that the final documents will be executed during the second quarter of 2001.

Note 7 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.


                                                                        Three Months Ended
                                                                   -----------------------------
                                                                    March 4,        February 27,
                                                                      2001              2000
                                                                   ---------        ------------
                                                                          (in thousands)

Net earnings (loss) available to basic shares..................    $  (806)           $ 2,392
Add interest expense on assumed conversion
  of convertible debentures, net of tax........................         33                 33
                                                                   -------            -------
Net earnings (loss) available to diluted shares................    $  (773)           $ 2,425
                                                                   =======            =======
Weighted average common shares
  outstanding (Basic)..........................................     13,133             13,247
Effect of dilutive stock options and
  convertible debentures.......................................        440                749
                                                                   -------            -------
Weighted average common shares and
  equivalents outstanding (Diluted)............................     13,573             13,996
                                                                   =======            =======



Note 8 - The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), casegoods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses. Total assets for Wexford were $2.2 million (including $1.7 million in deferred tax assets) at March 4, 2001, and $8.5 million at February 27, 2000, and are excluded from the table below.



                                       Wholesale          Retail
                                         Home              Home                                     Inter-
                                      Furnishings       Furnishings                                Segment
                                        Segment           Segment              Other             Eliminations           Consolidated
                                      -----------       -----------            -----             ------------           ------------
                                                                      ($ in thousands)


    2001
    ----

Revenue............................   $ 58,363           $28,327             $      -            $  (6,262)               $ 80,428
Pre-tax earnings (loss) from
  continuing operations............      1,429            (2,607)                  17                   59                  (1,102)
Total assets.......................    105,898            47,373              104,504             (106,218)                151,557


    2000
    ----

Revenue............................   $ 62,520           $30,481             $      -            $  (5,958)               $ 87,043
Pre-tax earnings (loss) from
  continuing operations............      5,082              (492)                  32                  (75)                  4,547
Total assets.......................    107,169            48,178               95,736              (94,174)                156,909


THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Three Months Ended March 4, 2001 Compared to Three Months Ended February 27,
2000

Net shipments during the first three months of 2001 decreased by $6,615,000, or 7.6%, to $80,428,000 from $87,043,000 in 2000. Both periods include a full three months of Storehouse activity. The decrease in sales is primarily attributable to a softening economy.

Gross profit during the first three months of 2001 decreased by $3,977,000, or 13.1%, to $26,437,000 from $30,414,000 in 2000. Gross profit as a percentage of net shipments (gross margin) during the first three months in 2001 decreased to 32.9% from 34.9% in 2000. Of the decrease in gross profit, approximately $1.0 million resulted from lower retail sales during 2001, while approximately $3.0 million resulted from lower shipments at the manufacturing units, including the impact of higher costs for health and medical expenses and rent for the Elliston facility. The decrease in gross margin resulted primarily from increased health and medical costs and rent for the Elliston facility, as well as materials usage variances and under-absorbed overhead due to lower than expected shipments.

Selling and administrative expenses during the first three months of 2001 increased by $1,376,000, or 5.4%, to $26,672,000 from $25,296,000 in 2000.
Selling and administrative expenses as a percentage of net shipments during the first three months of 2001 increased to 33.2% from 29.1% in 2000. The increase in selling and administrative expenses reflects expenditures for more expensive television advertising at Storehouse, the cost of new and larger stores at Home Elements (opened during fiscal 2000) and Storehouse (opened during this quarter), and higher salary costs, health and medical, and advertising costs at Mitchell Gold. The percentage increase in selling and administrative expenses results from the increased costs and the decline in sales from the prior year.

Operating losses were $235 thousand versus operating income of $5,118,000 in the prior year. The decrease related primarily to lower sales overall, under-absorbed overhead, increased overhead costs such as health and medical and plant rent, and higher selling and administrative expenses as described above.

Net interest expense during the first three months of 2001 increased by $344,000 to $1,260,000 from $916,000 in 2000. The increase in net interest expense resulted primarily from an increase in the spread to LIBOR based on changes in the Company's financial ratios.

Other income during the first three months of 2001 increased by $48,000 to
$393,000 from $345,000 in 2000.   This resulted from rental income on the
Company's former manufacturing facility in Salem, Virginia, which was converted to rental property during 2000, and to increases in rental rates at other properties.

Earnings (loss) from continuing operations before taxes during the first three months of 2001 decreased by $5,649,000 to a loss of $1,102,000 from earnings of $4,547,000 in 2000, reflecting lower sales, increases in overhead due to health and medical costs and rent for the Elliston facility, higher advertising costs at our retail units and costs of newer stores opened over the past twelve months, and higher interest costs.

The effective tax rate declined from 38% for the three months of 2000 to 26.9% for the three months of 2001 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

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

Net cash used in operating activities was $2,797,000 during the first three months of 2001 versus $1,882,000 in 2000. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, and primarily reflect reduced sales and purchases of materials.

Proceeds from sales of fixed assets primarily reflects cash proceeds from the sale of Wexford assets. Capital expenditures were $1,147,000 during the first three months of 2001 and $1,909,000 in 2000. In 2000, expenditures were made for a production planning and scheduling system to improve management of the production process and inventory and to fund new retail store openings. In 2001, expenditures reflect costs for four new retail stores, renovations at several older stores, and additional costs for the production planning and scheduling system.

Net cash used in financing activities during the first three months of 2001 was $225,000 versus $1,344,000 in 2000. The Company was able to reduce outstanding debt by approximately $500,000 during the first quarter of 2000, while increasing net debt by approximately $200,000 during the first quarter of 2001. Treasury stock repurchases have declined substantially since last year.

The Company has a short-term bank line of credit totaling $10 million. The interest rate on this line of credit does not exceed the prime rate. The amount outstanding as of March 4, 2001 was approximately $1.7 million.

Management believes that net cash provided by operating activities and available bank lines of credit and other financing options will be sufficient to fund anticipated growth and to meet the Company's anticipated capital requirements and operating needs through 2001.

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


Forward Looking Statements:
--------------------------

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

a.  Exhibits:  None

b.  Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           THE ROWE COMPANIES
                                           ------------------
                                           Registrant



Date:  April 18, 2001                      /s/ Michael M. Thurmond
       -------------------                 -----------------------------
                                           Michael M. Thurmond
                                           Chief Financial Officer,
                                           Secretary-Treasurer