Form 10-Q
period 2001-06-03
ROWE COMPANIES
filed 2001-07-18
CIK 85417

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    June 3, 2001        Commission File Number       1-10226
                 ----------------                               -------------

                              THE ROWE COMPANIES
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               NEVADA                                    54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



1650 Tysons Boulevard, Suite 710, McLean, Virginia            22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:       703-847-8670
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

                                                             YES   X    No _____
                                                                ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


                  Class                         Outstanding at June 3, 2001
---------------------------------------         ---------------------------
Common stock, par value $1.00 per share              13,133,425 shares

                              THE ROWE COMPANIES

                                     INDEX


Part I.  Financial Information                                            Page
                                                                          ----

     Consolidated Balance Sheets - June 3, 2001 and
           December 3, 2000                                                 3

     Consolidated Statements of Operations - Three Months and
           Six Months Ended June 3, 2001 and May 28, 2000                   4

     Consolidated Statements of Cash Flows -  Six Months
           Ended June 3, 2001 and May 28, 2000                              5

     Notes to Consolidated Financial Statements                             7

     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11

     Quantitative and Qualitative Disclosures about Market Risk            14

     Forward Looking Statements                                            14

Part II.  Other Information                                                15

                         PART I FINANCIAL INFORMATION

--------------------------------------------------------------------------------
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                             June 3,     December 3,
                                                                              2001          2000
                                                                           ------------  -----------
                                                                            (Unaudited)   (Audited)
                                                                                 ($ in thousands)
ASSETS (Note 6)
CURRENT ASSETS
Cash                                                                         $   2,395    $   3,393
Accounts receivable, net                                                        22,437       30,892
Inventories (Note 4)                                                            43,815       41,297
Income taxes receivable                                                          2,241           --
Deferred income tax asset                                                        2,057        2,057
Prepaid expenses and other                                                       2,745        3,884
                                                                             ---------    ---------
         Total current assets                                                   75,690       81,523

PROPERTY AND EQUIPMENT, net                                                     33,692       36,117
GOODWILL, net                                                                   29,706       30,357
OTHER NONCURRENT ASSETS                                                         16,732       16,587
                                                                             ---------    ---------
                                                                             $ 155,820    $ 164,584
                                                                             =========    =========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt (Note 6)                                $  52,280    $   3,299
Short term bank borrowings (Note 6)                                              5,935        4,000
Accounts payable and accrued liabilities                                        33,513       34,931
Income taxes payable                                                                --          770
Customer deposits                                                                6,050        7,515
                                                                             ---------    ---------
     Total current liabilities                                                  97,778       50,515

LONG-TERM DEBT (Note 6)                                                          5,043       52,761
DEFERRED LIABILITIES                                                             5,268        5,886
                                                                             ---------    ---------
     Total liabilities                                                         108,089      109,162
                                                                             ---------    ---------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share; 50,000,000 shares authorized; issued shares 16,542,147 and 16,520,147, respectively;
  outstanding shares 13,133,425 and 13,114,200, respectively                    16,542       16,520
CAPITAL IN EXCESS OF PAR VALUE                                                  23,083       23,083
OTHER COMPREHENSIVE INCOME                                                      (1,133)         (32)
RETAINED EARNINGS                                                               31,170       37,772
TREASURY STOCK, 3,408,722 shares in 2001 and
  3,405,947 shares in 2000, at cost                                            (21,931)     (21,921)
                                                                             ---------    ---------
     Total stockholders' equity                                                 47,731       55,422
                                                                             ---------    ---------
                                                                             $ 155,820    $ 164,584
                                                                             =========    =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 3, 2001 AND MAY 28, 2000
(Unaudited)
--------------------------------------------------------------------------------

                                                            Three Months Ended         Six Months Ended
                                                            June 3,     May 28,      June 3,       May 28,
                                                            2001         2000         2001          2000
                                                          ---------    ---------    ---------    ---------
                                                            ($ in thousands  - except per share amounts)

Net shipments                                             $  78,029    $  87,850    $ 158,457    $ 174,893
Cost of shipments                                            53,481       57,735      107,472      114,364
                                                          ---------    ---------    ---------    ---------

   Gross profit                                              24,548       30,115       50,985       60,529

Selling and administrative expenses                          31,383       26,880       58,055       52,176
                                                          ---------    ---------    ---------    ---------

   Operating income (loss)                                   (6,835)       3,235       (7,070)       8,353

Interest expense                                             (1,161)      (1,039)      (2,421)      (1,955)
Other income                                                    415          364          808          709
                                                          ---------    ---------    ---------    ---------

Earnings (loss) from continuing operations before taxes      (7,581)       2,560       (8,683)       7,107

Taxes expense (benefit)                                      (2,703)       1,111       (2,999)       2,839
                                                          ---------    ---------    ---------    ---------

Net earnings (loss) from continuing operations               (4,878)       1,449       (5,684)       4,268

Loss from discontinued operations,
   net of tax benefit of $140 and $377 (Note 5)                  --         (265)          --         (692)
                                                          ---------    ---------    ---------    ---------

Net earnings (loss) (Note 9)                              $  (4,878)   $   1,184    $  (5,684)   $   3,576
                                                          =========    =========    =========    =========

Net earnings (loss) from continuing
  operations per common share                             $   (0.37)   $    0.11    $   (0.43)   $    0.32
Discontinued operations per common share                         --        (0.02)          --        (0.05)
                                                          ---------    ---------    ---------    ---------
Net earnings (loss) per common share                      $   (0.37)   $    0.09    $   (0.43)   $    0.27
                                                          =========    =========    =========    =========

Weighted average common shares                               13,134       13,134       13,134       13,191
                                                          =========    =========    =========    =========

Net earnings (loss)  from continuing operations
    per common share assuming dilution                    $   (0.37)   $    0.11    $   (0.43)   $    0.31
Discontinued operations per common share
   assuming dilution                                             --        (0.02)          --        (0.05)
                                                          ---------    ---------    ---------    ---------
Net earnings (loss)  per common share assuming dilution   $   (0.37)   $    0.09    $   (0.43)   $    0.26
                                                          =========    =========    =========    =========

Weighted average common shares
  and equivalents                                            13,134       13,673       13,134       13,835
                                                          =========    =========    =========    =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 3, 2001 AND MAY 28, 2000
UNAUDITED
--------------------------------------------------------------------------------

                                                        2001         2000
                                                        ----         ----
                                                         ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                       $ 162,831    $ 184,487
   Cash paid to suppliers and employees                (163,208)    (178,232)
   Income taxes paid, net of refunds                        (29)      (5,142)
   Interest paid                                         (2,421)      (2,277)
   Interest received                                        278          197
   Other receipts - net                                     548          512
                                                      ---------    ---------
Net cash provided by
  (used in) operating activities                         (2,001)        (455)
                                                      ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of fixed assets                      845           84
   Capital expenditures                                  (2,134)      (4,739)
                                                      ---------    ---------
Net cash used in investing activities                    (1,289)      (4,655)
                                                      ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit       1,935        2,591
   Proceeds from issuance of long-term debt               3,597        9,805
   Payments to reduce long-term debt                     (2,334)      (8,293)
   Proceeds from issuance of common stock                    22           50
   Dividends paid                                          (919)        (927)
   Purchase of treasury stock                                (9)        (950)
                                                      ---------    ---------
Net cash provided by (used in) financing activities       2,292        2,276
                                                      ---------    ---------

Net increase (decrease) in cash                            (998)      (2,834)
Cash at beginning of period                               3,393        5,104
                                                      ---------    ---------
Cash at end of period                                 $   2,395    $   2,270
                                                      =========    =========


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 3, 2001 AND MAY 28, 2000
UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By Operating Activities:

                                                              2001       2000
                                                            --------   --------
                                                              ($ in thousands)

Net earnings (loss)                                         $ (5,684)  $  3,576
                                                            --------   --------
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                               4,229      4,257
   Provision for deferred compensation                           (60)       578
   Payments made for deferred compensation                      (437)       (70)
   Provision for losses on accounts receivable                 2,615        265
   Loss (gain) on disposition of assets                           18         17
   Change in operating assets and liabilities net of effect
           of acquisition of business:
      Decrease (increase) in accounts receivable               5,839      3,761
      Decrease (increase) in inventories                      (2,518)    (1,860)
      Decrease (increase) in prepaid expenses and other        1,427      1,024
      Decrease (increase) in other assets                       (404)       407
      Increase (decrease) in accounts payable                 (3,105)    (7,920)
      Increase (decrease) in accrued expenses                    572       (431)
      Increase (decrease) in income taxes payable             (3,028)    (2,678)
      Increase (decrease) in customer deposits                (1,465)    (1,381)
                                                            --------   --------
         Total adjustments                                     3,683     (4,031)
                                                            --------   --------
Net cash provided by (used in) operating activities         $ (2,001)  $   (455)
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

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 3, 2001 and the results of operations and cash flows for the six months ended June 3, 2001 and May 28, 2000. Effective for fiscal year 2001, the Company implemented EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". As a result, charges to customers for delivery services have been reclassified to net shipments from cost of sales or selling and administrative expense. Selling and administrative expenses include $1,114,000 and $1,044,000 of retail delivery expenses for the three months ended June 3, 2001 and May 28, 2000, respectively, and $2,278,000 and $2,025,000 for the six months ended June 3, 2001 and May 28, 2000, respectively. Prior periods have been restated to reflect the current year presentation. The reclassifications have no effect on reported results of operations.

Note 3 - The results of operations for the six months ended June 3, 2001 and May 28, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 4 -  Inventory components are as follows:


                                          June 3,          December 3,
                                            2001                  2000
                                            ----                  ----
                                              ($ in thousands)

          Retail merchandise             $  18,721           $  18,645
          Finished goods                     2,607               3,164
          Work-in-process                    4,324               4,742
          Raw materials                     18,163              14,746
                                         ---------           ---------
                                         $  43,815           $  41,297
                                         =========           =========

Note 5 - During fiscal year 2000, the Company discontinued operations at Wexford, its specialty case goods manufacturer. Reserves were established at December 3, 2000 for the results of operations subsequent to fiscal year end through the end date of operations. Operations effectively ceased January 10, 2001, and all employees were released on or before that date.

          Since year end 2000, revenues of $637 thousand were recognized by Wexford, and net losses from operations of approximately $730 thousand were offset against the reserve, leaving approximately $20 thousand in reserves for any remaining costs to be incurred. On January 28, 2001, property and equipment was sold for $800,000 in cash and $450,000 in notes receivable, as projected at December 3, 2000.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 6 - The Company is in default of certain financial performance covenants under financing agreements with its lenders. As a consequence, the long-term indebtedness of the Company to its lenders in the amount of $48,981,000 has been reclassified from long-term debt to debt due within one (1) year and the Company does not have the ability to draw down $8 million of previously available financing. The Company is negotiating with its lenders and other parties relating to additional debt funding for the Company's needs. However, there can be no assurance that the Company will negotiate acceptable terms for such financing, that other sources of financing will be available on acceptable terms, or that the Company will be able to continue to meet the financial or other covenants, or obtain waivers of default if necessary, under the terms of either existing, revised or new loan agreements.

Note 7 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations. For the three months and six months ended June 3, 2001, stock options and convertible debentures were anti-dilutive and excluded from the earnings per share computation.

                                                                        Three Months Ended              Six Months Ended
                                                                    -------------------------       -----------------------
                                                                      June 3,         May 28,         June 3,       May 28,
                                                                        2001            2000           2001           2000
                                                                    ---------         -------       ---------       -------
                                                                           (in thousands)                 (in thousands)

          Net earnings (loss) available to basic shares               $(4,878)        $ 1,184         $(5,684)      $ 3,576

          Add interest expense on assumed conversion
           of convertible debentures, net of tax                            -              33               -            65
                                                                      -------         -------         -------       -------
          Net earnings available to diluted shares                    $(4,878)        $ 1,217         $(5,684)      $ 3,641
                                                                      =======         =======         =======       =======
          Weighted average common shares
           outstanding (Basic)                                         13,134          13,134          13,134        13,191

          Effect of dilutive stock options and
           convertible debentures                                           -             539               -           644
                                                                      -------         -------         -------       -------
          Weighted average common shares and
           equivalents outstanding (Diluted)                           13,134          13,673          13,134        13,835
                                                                      =======         =======         =======       =======

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 8 - The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses. Total assets for Wexford were $2.1 million (including $1.7 million in deferred tax assets) at June 3, 2001, and $8.5 million at May 28, 2000, and are excluded from the table below.

                                            Wholesale           Retail
                                              Home               Home                           Inter-
                                           Furnishings        Furnishings                       Segment
                                             Segment            Segment        Other         Eliminations      Consolidated
                                             -------            -------        -----         ------------      ------------
               2001
               ----

           Revenue                            $ 115,298          $ 55,238       $      -        $ (12,079)       $ 158,457
           Pre-tax earnings(loss) from
             continuing operations               (2,357)           (6,120)          (232)              26           (8,683)
           Total assets                         104,472            49,136        107,094         (106,997)         153,705


               2000
               ----

           Revenue                            $ 126,909          $ 60,516       $      -        $ (12,531)       $ 174,894
           Pre-tax net earnings(loss) from
             continuing operations                9,220            (1,288)          (614)            (211)           7,107
           Total assets                         103,979            47,583         98,326          (89,989)         159,899

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 9 - The components of comprehensive loss for the three and six months ended June 3, 2001 are shown below. There were no components of other comprehensive income or loss for the three and six months ended May 28, 2000.

                                                             Three Months         Six Months
                                                                Ended               Ended
                                                             June 3, 2001        June 3, 2001
                                                           ----------------    ---------------
                                                                      ($ in thousands)
          Net loss                                              $ (4,878)           $ (5,684)

          Other comprehensive income(loss):
           Unrealized loss on derivatives, net of tax               (493)             (1,101)
                                                              ----------          ----------

          Comprehensive loss                                    $ (5,371)           $ (6,785)
                                                              ==========          ==========

Note 10- On July 11, 2001, Homelife Furniture Corporation ("Homelife"), one of Rowe Furniture's largest customers in recent years, announced it was closing its doors and on July 16, 2001, filed for bankruptcy under Chapter 11. As a result, the Company recorded reserves, totaling $2.7 million net of taxes, as of and for the three month and six month periods ended June 3, 2001, to reflect the anticipated losses on receivables, inventory on hand specific to Homelife, and related items. Shipments to Homelife for the three and six months ended June 3, 2001 were $924,000 and $5,750,000, respectively .

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Six Months Ended June 3, 2001 Compared to Six Months Ended May 28, 2000
-----------------------------------------------------------------------

Net shipments during the first six months of 2001 decreased by $16,436,000, or 9.4%, to $158,457,000 from $174,893,000 in 2000. The decrease in sales is primarily attributable to a soft economy. In addition, however, Rowe significantly reduced shipments to three major customers during 2001 that were not directly related to the soft economy. Shipments to these three customers decreased $7.0 million compared to prior year amounts. Rowe ceased shipments to one customer, Homelife, due to concerns about credit quality, and due to changes in business policies and practices following a change in ownership with a second customer. The third customer filed for bankruptcy during the third quarter of fiscal year 2000. Reduced shipments to these three customers will continue to impact comparisons for the remainder of the year.

Gross profit during the first six months of 2001 decreased by $9,544,000, or 15.8%, to $50,985,000 from $60,529,000 in 2000. Gross profit as a percentage of net shipments (gross margin) during the first six months in 2001 decreased to 32.2% from 34.6% in 2000. Of the decrease in gross profit, approximately $2.5 million resulted from lower retail sales during 2001, while approximately $2.8 million resulted from lower shipments at the manufacturing units. The remaining variance results from higher costs for health and medical expenses and rent for the Elliston facility, increased material costs due to the mix of business at Mitchell Gold, and less efficient labor utilization due to both the mix of business and low volume. While Rowe has reduced staff and worked short weeks during the most recent quarter in response to low incoming orders, the expectation of increased business beginning after the summer holiday has precluded more extensive lay-offs. The decrease in gross margin resulted primarily from increased health and medical costs and rent for the Elliston facility, as well as materials usage variances and under-absorbed overhead due to lower than expected shipments.

Selling and administrative expenses during the first six months of 2001 increased by $5,879,000, or 11.3%, to $58,055,000 from $52,176,000 in 2000.
Selling and administrative expenses as a percentage of net shipments during the first six months of 2001 increased to 36.6% from 29.8% in 2000. Included in 2001 were approximately $4.2 million in increased reserves relating to the closure of Homelife as described in Note 10 to the consolidated financial statements. The increase in selling and administrative expenses also reflects expenditures for television advertising at Storehouse, new and larger stores at Home Elements (opened during fiscal 2000 and around near the end of the first quarter) and Storehouse (opened during the first quarter), and salary and health and medical costs. The percentage increase in selling and administrative expenses results from the increased reserves and costs and the decline in sales from the prior year.

Operating losses were $7,070,000 versus operating income of $8,353,000 in the prior year. The decrease related primarily to lower sales overall, under-absorbed overhead, increased overhead costs such as health and medical and plant rent, and higher selling and administrative expenses including reserves for Homelife, as described above.

Net interest expense during the first six months of 2001 increased by $466,000 to $2,421,000 from $1,955,000 in 2000, primarily from an increase in the spread to over LIBOR based on changes in the Company's financial ratios.

Other income during the first six months of 2001 increased by $99,000 to $808,000 from $709,000 in 2000. This resulted from rental income on the Company's former manufacturing facility in Salem, Virginia, which was converted to rental property during 2000, and to increases in rental rates at other properties.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Earnings (loss) from continuing operations before taxes during the first six months of 2001 decreased by $15,790,000 to a loss of $8,683,000 from earnings of $7,107,000 in 2000, reflecting lower sales, increases in overhead due to health and medical costs and rent for the Elliston facility, reserves related to the Homelife bankruptcy, higher advertising costs at our retail units and costs of newer stores opened over the past twelve months, and higher interest costs.

The effective tax rate declined from 39.9% for the six months of 2000 to 34.5% for the six months of 2001 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Three Months Ended June 3, 2001 Compared to Three Months Ended May 28, 2000
---------------------------------------------------------------------------

Net shipments during the second quarter of 2001 decreased by $9,821,000, or 11.2%, to $78,029,000 from $87,850,000 in 2000. The decrease in sales is largely attributable to a soft economy, although, as described above, three significant customers of Rowe have reduced shipments in 2001. For the quarter, $5.4 million of the variance in shipments was attributable to these three customers. See Note 10 to the consolidated financial statements.

Gross profit during the second quarter of 2001 decreased by $5,567,000, or 18.5%, to $24,548,000 from $30,115,000 in 2000. Gross margin during the second quarter of 2001 decreased to 31.5% from 34.3% in 2000. Of the decrease in gross profit, approximately $1.5 million resulted from lower retail sales during 2001, while approximately $1.8 million resulted from lower shipments at the manufacturing units. The remaining $2.1 million variance consists primarily of higher rent for the Elliston facility, and to higher costs for health and medical expenses. The decrease in gross margin resulted primarily from increased health and medical costs and rent for the Elliston facility, as well as materials usage variances and under-absorbed overhead due to lower than expected shipments.

Selling and administrative expenses during the second quarter of 2001 increased by $4,503,000, or 16.8%, to $31,383,000 from $26,880,000 in 2000. Selling and administrative expenses as a percentage of net shipments during the second quarter of 2001 increased to 40.2% from 30.6% in 2000. The increase in selling and administrative expensed includes approximately $4.2 million in increased reserves relating to the closure of Homelife as described in Note 10 to the consolidated financial statements. The increase in selling and administrative expenses reflects expenditures for more expensive television advertising at Storehouse, the cost of new and larger stores at Home Elements (opened during fiscal 2000 and around the end of the first quarter) and Storehouse (opened during the first quarter), and higher salary and health and medical costs at Mitchell Gold. Offsetting such increases have been efforts to reduce controllable costs such as travel, headcount where possible and similar costs. The percentage increase in selling and administrative expenses results primarily from the decline in sales from the prior year, as well as the reserves related to Homelife.

Operating losses were $6,835,000 versus operating income of $3,235,000 in the prior year. The decrease related primarily to lower sales overall, under-absorbed overhead, increased overhead costs such as health and medical and plant rent, and higher selling and administrative expenses including reserves for Homelife, as described above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Net interest expense during the second quarter of 2001 increased by $122,000 to $1,161,000 from $1,039,000 in 2000. The increase in net interest expense resulted primarily from an increase in the spread to LIBOR based on changes in the Company's financial ratios.

Other income during the second quarter of 2001 increased by $51,000 to $415,000 from $364,000 in 2000. This resulted from rental income on the Company's former manufacturing facility in Salem, Virginia, which was converted to rental property during 2000, and to increases in rental rates at other properties.

Earnings (loss) from continuing operations before taxes during the second quarter of 2001 decreased by $10,141,000 to a loss of $7,581,000 from earnings of $2,560,000 in 2000, reflecting lower sales, increases in overhead due to health and medical costs and rent for the Elliston facility, reserves related to the Homelife bankruptcy filing, higher advertising costs at our retail units and costs of newer stores opened over the past twelve months, and higher interest costs.

The effective tax rate declined from 43.4% for the second quarter of 2000 to 35.7% for the second quarter of 2001 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. In order to minimize working capital requirements, the Company utilizes programs to increase inventory turns and decrease days sales outstanding in receivables.

Net cash used in operating activities was $2,001,000 during the first six months of 2001 versus $455,000 in 2000. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts, and primarily reflect reduced sales and purchases of materials. The impact on cash flow from operating losses has been offset by reduced payments for taxes.

Included in cash paid to suppliers and employees was approximately $3 million in purchases of leather hides bought in anticipation of rising hide prices as a result of "mad cow" and hoof and mouth disease scares rampant in Europe, particularly, during the early part of the year. The Company purchased these hides, as well as an additional $5 million scheduled for delivery during the third quarter, to ensure availability of hides to fulfill orders throughout fiscal year 2001.

Proceeds from sales of fixed assets primarily reflects cash proceeds from the sale of Wexford assets. Capital expenditures were $2,134,000 during the first six months of 2001 and $4,739,000 in 2000. In 2000, expenditures were made for a production planning and scheduling system to improve management of the production process and inventory and to fund new retail store openings. In 2001, expenditures include costs for four new retail stores, renovations at several older stores, and additional costs for the production planning and scheduling system.

Net cash used in financing activities during the first six months of 2001 was $2,292,000 versus $2,276,000 in 2000. The Company reduced net borrowings under its credit facilities for the first six months of 2001, compared to the first six months of 2000, as a result of reduced treasury stock repurchases, which have declined since last year.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

The Company has a short-term bank line of credit totaling $10 million. The interest rate on this line of credit is currently prime plus one percent. The amount outstanding as of June 3, 2001 was approximately $5.9 million.

The Company is in default of certain financial performance covenants under financing agreements with its lenders. As a consequence, the long-term indebtedness of the Company to its lenders in the amount of $48,981,000 has been reclassified from long-term debt to debt due within one (1) year and the Company does not have the ability to draw down $8 million of previously available financing. The Company is negotiating with its lenders and other parties relating to additional debt funding for the Company's needs. However, there can be no assurance that the Company will negotiate acceptable terms for such financing, that other sources of financing will be available on acceptable terms, or that the Company will be able to continue to meet the financial or other covenants, or obtain waivers of default if necessary, under the terms of either existing, revised or new loan agreements.

Management believes that net cash provided by operating activities and available bank lines of credit and other financing options will be sufficient to meet the Company's anticipated capital requirements and operating needs through 2001.

Interest Risk Disclosures:
--------------------------

Because the Company's obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2001 fiscal year.

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

                          PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings.
--------------------------

None

Item 2. Changes in Securities.
-----------------------------

None

Item 3. Defaults Upon Senior Securities.
---------------------------------------

See Note 6 to the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

None

Item 5. Other Information.
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

a.  Exhibits: None

b.  Reports on Form 8-K:    A report on Form 8-K was filed on June 21, 2001 to
announce that The Rowe Companies is in default of certain financial performance covenants under financing agreements with its lenders. As a consequence, the long-term indebtedness of the company to its lenders in the amount of $48,981,000 has been reclassified from long-term debt to debt due within one (1) year and the Company does not have the ability to draw down $8 million of previously available financing. The Company is currently negotiating with its lenders and other parties relating to new covenants and for additional debt funding for the Company's needs.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant





Date: July 18, 2001                                      /s/ Micheal M. Thurmond
      -------------                                      -----------------------
                                                             Michael M. Thurmond
                                                        Chief Financial Officer,
                                                             Secretary-Treasurer