Form 10-Q
period 2001-09-02
ROWE COMPANIES
filed 2001-10-12
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended              September 2, 2001             Commission File Number           1-10226
                   -----------------------------                                      ----------------


                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             NEVADA                                               54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                                I.R.S. Employer
 incorporation or organization)                              Identification No.)


 1650 Tysons Boulevard, Suite 710, McLean, Virginia                 22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:              703-847-8670
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

                                                        YES      X      No _____
                                                            -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


             Class                              Outstanding at September 2, 2001
---------------------------------------         --------------------------------
Common stock, par value $1.00 per share                13,132,782 shares

                               THE ROWE COMPANIES

                                      INDEX


Part I.  Financial Information                                                              Page
                                                                                            ----
         Consolidated Balance Sheets - September 2, 2001 and
                  December 3, 2000                                                            3

         Consolidated Statements of Operations - Three Months and
                  Nine Months Ended September 2, 2001 and August 27, 2000                     4

         Consolidated Statements of Cash Flows -  Nine Months
                  Ended September 2, 2001 and August 27, 2000                                 5

         Notes to Consolidated Financial Statements                                           7

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  11

         Quantitative and Qualitative Disclosures about Market Risk                          14

         Forward Looking Statements                                                          14

Part II. Other Information                                                                   15

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                            September 2, December 3,
                                                                                2001       2000
                                                                            -----------  ----------
                                                                            (Unaudited)  (Audited)
                                                                                ($ in thousands)

ASSETS (Note 6)
CURRENT ASSETS
Cash                                                                         $     489    $   3,393
Accounts receivable, net                                                        26,629       30,892
Inventories (Note 4)                                                            43,997       41,297
Income taxes receivable                                                          2,668           --
Deferred income tax asset                                                        2,057        2,057
Prepaid expenses and other                                                       3,550        3,884
                                                                             ---------    ---------
         Total current assets                                                   79,390       81,523

PROPERTY AND EQUIPMENT, net                                                     32,857       36,117
GOODWILL, net                                                                   29,380       30,357
OTHER NONCURRENT ASSETS                                                         16,564       16,587
                                                                             ---------    ---------

                                                                             $ 158,191    $ 164,584
                                                                             =========    =========

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt (Note 6)                                $  52,234    $   3,299
Short term bank borrowings (Note 6)                                              8,695        4,000
Accounts payable and accrued liabilities                                        33,048       34,931
Income taxes payable                                                                --          770
Customer deposits                                                                7,824        7,515
                                                                             ---------    ---------
     Total current liabilities                                                 101,801       50,515

LONG-TERM DEBT (Note 6)                                                          5,041       52,761
DEFERRED LIABILITIES                                                             5,376        5,886
                                                                             ---------    ---------
     Total liabilities                                                         112,218      109,162
                                                                             ---------    ---------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share; 50,000,000 shares authorized; issued shares 16,542,147 and 16,520,147, respectively;
  outstanding shares 13,132,782 and 13,114,200, respectively                    16,542       16,520
CAPITAL IN EXCESS OF PAR VALUE                                                  23,083       23,083
OTHER COMPREHENSIVE INCOME                                                      (1,305)         (32)
RETAINED EARNINGS                                                               29,585       37,772
TREASURY STOCK, 3,409,365 shares in 2001 and
  3,405,947 shares in 2000, at cost                                            (21,932)     (21,921)
                                                                             ---------    ---------

     Total stockholders' equity                                                 45,973       55,422
                                                                             ---------    ---------
                                                                             $ 158,191    $ 164,584
                                                                             =========    =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000 (Unaudited)
================================================================================

                                                                   Three Months Ended          Nine Months Ended
                                                                September 2,   August 27,  September 2,  August 27,
                                                                        2001         2000          2001        2000
                                                                   ---------    ---------    ---------    ---------
                                                                       ($ in thousands - except per share amounts)
Net shipments                                                      $  82,402    $  86,672    $ 240,859    $ 261,565
Cost of shipments                                                     56,382       57,154      163,854      171,518
                                                                   ---------    ---------    ---------    ---------

   Gross profit                                                       26,020       29,518       77,005       90,047

Selling and administrative expenses                                   26,904       26,854       84,959       79,030
                                                                   ---------    ---------    ---------    ---------

   Operating income (loss)                                              (884)       2,664       (7,954)      11,017

Interest expense                                                      (1,303)      (1,139)      (3,724)      (3,094)
Other income                                                             512          395        1,320        1,104
                                                                   ---------    ---------    ---------    ---------

   Earnings (loss) from continuing
      operations before taxes                                         (1,675)       1,920      (10,358)       9,027

Taxes expense (benefit)                                                 (551)         887       (3,550)       3,726
                                                                   ---------    ---------    ---------    ---------

    Net earnings (loss)  from continuing operations                   (1,124)       1,033       (6,808)       5,301

Loss from discontinued operations,
   net of tax benefit of $201 and $578 (Note 5)                            -         (381)           -       (1,073)
                                                                   ---------    ---------    ---------    ---------

Net earnings (loss) (Note 11)                                      $  (1,124)   $     652    $  (6,808)   $   4,228
                                                                   =========    =========    =========    =========

Net earnings (loss) from continuing
  operations per common share                                      $   (0.09)   $    0.08    $   (0.52)   $    0.40
Discontinued operations per common share                                   -        (0.03)           -        (0.08)
                                                                   ---------    ---------    ---------    ---------
Net earnings (loss) per common share (Note 7)                      $   (0.09)   $    0.05    $   (0.52)   $    0.32
                                                                   =========    =========    =========    =========

Weighted average common shares                                        13,133       13,114       13,134       13,165
                                                                   =========    =========    =========    =========
Net earnings (loss)  from continuing operations
    per common share assuming dilution                             $   (0.09)   $    0.08    $   (0.52)   $    0.39
Discontinued operations per common share
   assuming dilution                                                       -        (0.03)           -        (0.08)
                                                                   ---------    ---------    ---------    ---------
Net earnings (loss) per common share
  assuming dultion (Note 7)                                        $   (0.09)   $    0.05    $   (0.52)   $    0.31
                                                                   =========    =========    =========    =========

Weighted average common shares and equivalents                        13,133       13,579       13,134       13,750
                                                                   =========    =========    =========    =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000
UNAUDITED
================================================================================

                                                                     2001         2000
                                                                     ----         ----
                                                                      ($ in thousands)

INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                   $ 242,645    $ 273,060
   Cash paid to suppliers and employees                            (245,677)    (259,129)
   Income taxes paid, net of refunds                                     96       (5,854)
   Interest paid                                                     (3,724)      (3,558)
   Interest received                                                    513          326
   Other receipts - net                                                 791          780
                                                                  ---------    ---------
Net cash provided by
  (used in) operating activities                                     (5,356)       5,625
                                                                  ---------    ---------

Cash flows from investing activities:
   Proceeds from sales of fixed assets                                  978           84
   Capital expenditures                                              (3,070)      (6,695)
   Payments to acquire business                                           -       (5,000)
                                                                  ---------    ---------
Net cash used in investing activities                                (2,092)     (11,611)
                                                                  ---------    ---------

Cash flows from financing activities:
   Net borrowings (repayments) under line of credit                   4,695        3,352
   Proceeds from issuance of long-term debt                           4,799       12,201
   Payments to reduce long-term debt                                 (3,583)     (11,452)
   Proceeds from issuance of common stock                                22           50
   Dividends paid                                                    (1,378)      (1,389)
   Purchase of treasury stock                                           (11)        (950)
                                                                  ---------    ---------
Net cash provided by (used in) financing activities                   4,544        1,812
                                                                  ---------    ---------

Net increase (decrease) in cash                                      (2,904)      (4,174)
Cash at beginning of period                                           3,393        5,104
                                                                  ---------    ---------
Cash at end of period                                             $     489    $     930
                                                                  =========    =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 2, 2001 AND AUGUST 27, 2000
UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By Operating Activities:

                                                                          2001       2000
                                                                         -------    -------
                                                                          ($ in thousands)

Net earnings (loss)                                                      $(6,808)   $ 4,228
                                                                         -------    -------
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                           6,379      6,324
   Provision for deferred compensation                                       (71)       750
   Payments made for deferred compensation                                  (465)       (70)
   Provision for losses on accounts receivable                             2,786        744
   Loss (gain) on disposition of assets                                      (16)        19
   Change in operating assets and liabilities net of effect
       of acquisition of business:
     Decrease (increase) in accounts receivable                            1,477      1,889
     Decrease (increase) in inventories                                   (2,701)      (204)
     Decrease (increase) in prepaid expenses and other                       517      1,062
     Decrease (increase) in other assets                                    (359)        46
     Increase (decrease) in accounts payable                              (4,370)    (6,516)
     Increase (decrease) in accrued expenses                               1,422        (43)
     Increase (decrease) in income taxes payable                          (3,455)    (2,705)
     Increase (decrease) in customer deposits                                308        101
                                                                         -------    -------
       Total adjustments                                                   1,452      1,397
                                                                         --------   -------
Net cash provided by (used in) operating activities                      $(5,356)   $ 5,625
                                                                         =======    =======


See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

--------------------------------------------------------------------------------

Note 1 - The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; Home Elements, Inc., a chain of 20 retail specialty home furnishings stores; and Storehouse, Inc., a 43 store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 2, 2001 and the results of operations and cash flows for the nine months ended September 2, 2001 and August 27, 2000. Effective for fiscal year 2001, the Company implemented EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". As a result, charges to customers for delivery services have been reclassified to net shipments from cost of sales or selling and administrative expense. Selling and administrative expenses include $1,243,000 and $1,166,000 of retail delivery expenses for the three months ended September 2, 2001 and August 27, 2000, respectively, and $3,521,000 and $3,191,000 for the nine months ended September 2, 2001 and August 27, 2000, respectively. Prior periods have been restated to reflect the current year presentation. The reclassifications have no effect on reported results of operations.

Note 3  -      The results of operations for the nine months ended September 2,
               2001 and August 27, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 4  -      Inventory components are as follows:


                                        September 2,    December 3,
                                                2001           2000
                                                ----           ----
                                                ($ in thousands)

               Retail merchandise            $17,619        $18,645
               Finished goods                  2,697          3,164
               Work-in-process                 4,671          4,742
               Raw materials                  19,010         14,746
                                             -------        -------
                                             $43,997        $41,297
                                             =======        =======


Note 5 - During fiscal year 2000, the Company discontinued operations at Wexford, its specialty case goods manufacturer. Reserves were established at December 3, 2000 for the results of operations subsequent to fiscal year end through the end date of operations. Operations effectively ceased January 10, 2001, and all employees were released on or before that date.

               Since year end 2000, revenues of $637 thousand were recognized by Wexford, and net losses from operations of approximately $730 thousand were offset against the reserve, leaving approximately $20 thousand in reserves for any remaining costs to be incurred. On January 28, 2001, property and equipment was sold for $800,000 in cash and $450,000 in notes receivable, as projected at December 3, 2000. During the current quarter, the first payment of $125,000 was received on the note receivable.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------


Note 6 - The Company is in default of certain financial performance covenants under financing agreements with its lenders. As a consequence, virtually all of the long-term indebtedness of the Company to its lenders has been classified as debt due within one
               (1) year. The Company has signed forbearance agreements with its lenders that provide the Company with a period of time in which to arrange alternative financing. In conjunction with the forbearance agreements, the lenders agreed to make available $6 million of additional financing. The Company is negotiating with its lenders and other parties relating to additional debt funding for the Company's needs. However, there can be no assurance that the Company will negotiate acceptable terms for such financing, that other sources of financing will be available on acceptable terms, or that the Company will be able to continue to meet the financial or other covenants, or obtain waivers of default if necessary, under the terms of either existing, revised or new loan agreements.

Note 7 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations. For the three months and nine months ended September 2, 2001, stock options and convertible debentures were anti-dilutive and excluded from the earnings per share computation.

                                                                             Three Months Ended           Nine Months Ended
                                                                          ------------------------    -------------------------
                                                                          September 2,  August 27,    September 2,    August 27,
                                                                            2001          2000           2001            2000
                                                                          --------      --------       --------        --------
                                                                              (in thousands)                 (in thousands)

               Net earnings (loss) available to basic shares              $ (1,124)     $    652       $ (6,808)       $  4,228

               Add interest expense on assumed conversion
                 of convertible debentures, net of tax                          --            33             --              98
                                                                          --------      --------       --------        --------

               Net earnings available to diluted shares                   $ (1,124)     $    685       $ (6,808)       $  4,326
                                                                          ========      ========       ========        ========
               Weighted average common shares
                 outstanding (Basic)                                        13,133        13,114         13,134          13,165

               Effect of dilutive stock options and
                 convertible debentures                                         --           465             --             585
                                                                          --------      --------       --------        --------
               Weighted average common shares and
                 equivalents outstanding (Diluted)                          13,133        13,579         13,134          13,750
                                                                          ========      ========       ========        ========

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 8 - The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses. Total assets for Wexford were $2.0 million (including $1.7 million in deferred tax assets) at September 2, 2001, and $8.1 million at August 27, 2000, and are excluded from the table below.

                                                    Wholesale     Retail
                                                      Home         Home                      Inter-
                                                   Furnishings  Furnishings                 Segment
                                                     Segment      Segment       Other     Eliminations Consolidated
                                                    ---------    ---------    ---------   ------------ ------------
  2001
  ----

Revenue                                            $ 174,552    $  84,430          -      $ (18,123)   $ 240,859
Pre-tax earnings(loss) from
  continuing operations                                 (955)      (9,002)        (427)          26      (10,358)
Total assets                                         109,118       46,511      110,007     (109,459)     156,177


  2000
  ----


Revenue                                            $ 188,811    $  92,453          -      $ (19,699)   $ 261,565
Pre-tax earnings(loss) from
   continuing operations                              12,429       (2,676)        (603)        (123)       9,027
Total assets                                         113,491       45,808       98,697      (99,352)     158,644


Note 9 - On July 16, 2001, HomeLife Furniture Corporation ("Homelife"), one of Rowe Furniture's largest customers in recent years, filed for bankruptcy under Chapter 11. The Company recorded reserves, totaling $2.7 million net of taxes, as of June 3, 2001, to reflect the anticipated losses on receivables, inventory on hand specific to HomeLife, and related items. Shipments to Homelife for the three and nine months ended September 2, 2001 were $293,000 and $6,044,000, respectively.

Note 10- The Rowe Companies has paid dividends of $0.035 per share for the three months ended September 2, 2001 and August 27, 2000, respectively, and $0.105 per share for the nine months ended September 2, 2001 and August 27, 2000, respectively.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 11 - The components of comprehensive loss for the three and nine months ended September 2, 2001 are shown below. There were no components of other comprehensive income or loss for the three and nine months ended August 27, 2000.

                                                                Three Months             Nine Months
                                                                   Ended                    Ended
                                                             September 2, 2001         September 2, 2001
                                                           -----------------------   ----------------------
                                                                            ($ in thousands)

          Net loss                                         $                (1,124)  $               (6,808)

          Other comprehensive income(loss):
            Unrealized loss on derivatives, net of tax
                                                                              (172)                  (1,273)
                                                           -----------------------   ----------------------

          Comprehensive loss                               $                (1,296)  $               (8,081)
                                                           =======================   ======================


Note 12- In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 2, 2001, the net carrying amount of goodwill is $29,380,000. Amortization expense during the nine month period ended September 2, 2001 was $1,119,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:
---------------------

Nine Months Ended September 2, 2001 Compared to Nine Months Ended August 27,
----------------------------------------------------------------------------
2000
----

Net shipments during the first nine months of 2001 decreased by $20,706,000, or 7.9%, to $240,859,000 from $261,565,000 in 2000. The decrease in sales is primarily attributable to a soft economy and significantly reduced shipments to three major Rowe Furniture customers during 2001 that were not directly related to the soft economy. Shipments to these three customers decreased $13.7 million compared to prior year amounts. Rowe ceased shipments to one customer, Homelife, due to concerns about credit quality (Homelife subsequently filed for bankruptcy in July 2001), and due to changes in business policies and practices following a change in ownership with a second customer. The third customer filed for bankruptcy during the third quarter of fiscal year 2000. Reduced shipments to these three customers will continue to significantly impact comparisons through the first quarter of 2002. It is difficult to assess the long-term impact of the September 11/th/ terrorist attacks, as well as the events of October 7/th/. At this time, the Company is unable to determine to what extent fourth quarter results will be impacted, and to what extent future periods will be affected.

Gross profit during the first nine months of 2001 decreased by $13,042,000, or 14.5%, to $77,005,000 from $90,047,000 in 2000. Gross profit as a percentage of net shipments (gross margin) during the first nine months in 2001 decreased to 32.0% from 34.4% in 2000. Of the decrease in gross profit, approximately $3.9 million resulted from lower retail sales during 2001, while approximately $3.4 million resulted from lower shipments at the manufacturing units. The remaining variance results from higher costs for health and medical expenses and rent for the Elliston facility, increased material costs due to the mix of business at Mitchell Gold, and less efficient labor utilization due to both the mix of business and low volume. The decrease in gross margin resulted primarily from increased health and medical costs and rent for the Elliston facility, as well as materials usage variances and under-absorbed overhead due to lower than expected shipments.

Selling and administrative expenses during the first nine months of 2001 increased by $5,929,000, or 7.5%, to $84,959,000 from $79,030,000 in 2000.
Selling and administrative expenses as a percentage of net shipments during the first nine months of 2001 increased to 35.3% from 30.2% in 2000. Included in 2001 were approximately $4.2 million in increased reserves relating to the closure of Homelife as previously disclosed. The increase in selling and administrative expenses also reflects expenditures for television advertising at Storehouse, new and larger stores at Home Elements (opened during fiscal 2000 and near the end of the first quarter) and Storehouse (opened during the first quarter), and salary and health and medical costs. The percentage increase in selling and administrative expenses results from the increased reserves and costs and the decline in sales from the prior year.

Operating losses were $7,954,000 versus operating income of $11,017,000 in the prior year. The decrease related primarily to lower sales overall, under-absorbed overhead, increased overhead costs such as health and medical and plant rent, and higher selling and administrative expenses including reserves for Homelife, as described above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Net interest expense during the first nine months of 2001 increased by $630,000 to $3,724,000 from $3,094,000 in 2000, primarily from an increase in the spread over LIBOR based on changes in the Company's financial ratios.

Other income during the first nine months of 2001 increased by $216,000 to $1,320,000 from $1,104,000 in 2000. This resulted from rental income on the Company's former manufacturing facility in Salem, Virginia, which was converted to rental property during 2000, and to increases in rental rates at other properties.

Earnings (loss) from continuing operations before taxes during the first nine months of 2001 decreased by $19,385,000 to a loss of $10,358,000 from earnings of $9,027,000 in 2000, reflecting lower sales, increases in overhead due to health and medical costs and rent for the Elliston facility, reserves related to the Homelife bankruptcy, higher advertising costs at our retail units and costs of newer stores opened over the past twelve months, and higher interest costs.

The effective tax rate declined from 41.3% for the nine months of 2000 to 34.3% for the nine months of 2001 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Three Months Ended September 2, 2001 Compared to Three Months Ended August 27,
------------------------------------------------------------------------------
2000
----

Net shipments during the third quarter of 2001 decreased by $4,270,000, or 4.9%, to $82,402,000 from $86,672,000 in 2000. The decrease in sales is attributable to three significant customers of Rowe that have reduced shipments in 2001, as described above. For the quarter, $6.7 million of the variance in shipments was attributable to these three customers. Adjusting for these three customers, sales would have increased by approximately $2.4 million over the prior year period, in part due to additional business days in 2001 for the manufacturers, as a result of the timing of the summer shutdown.

Gross profit during the third quarter of 2001 decreased by $3,498,000, or 11.9%, to $26,020,000 from $29,518,000 in 2000. Gross margin during the third quarter of 2001 decreased to 31.6% from 34.1% in 2000. Of the decrease in gross profit, approximately $1.3 million resulted from lower retail sales during 2001, while approximately $600 thousand resulted from lower shipments at the manufacturing units. The remaining $1.6 million variance consists of higher rent for the Elliston facility, higher costs for health and medical expenses, and retail discounting. The decrease in gross margin resulted from increased health and medical costs, rent for the Elliston facility, materials usage variances, retail discounting and under-absorbed overhead due to lower than expected shipments.

Selling and administrative expenses during the third quarter of 2001 increased by $50,000, or 0.2%, to $26,904,000 from $26,854,000 in 2000. Selling and administrative expenses as a percentage of net shipments during the third quarter of 2001 increased to 32.6% from 31.0% in 2000. The small increase in selling and administrative expenses reflects efforts to reduce controllable costs such as travel, headcount where possible and similar costs. The percentage increase in selling and administrative expenses results primarily from the decline in sales from the prior year. During the third quarter, spending by the Company's retail units on television advertising was reduced and largely redeployed to other advertising media. The reduction in television advertising is expected to continue in the fourth quarter, with less of a redeployment to other media.

Operating losses were $884,000 versus operating income of $2,664,000 in the prior year. The decrease related primarily to lower sales overall, under-absorbed overhead, increased overhead costs such as health and medical and plant rent, and slightly higher selling and administrative expenses, as described above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Net interest expense during the third quarter of 2001 increased by $164,000 to $1,303,000 from $1,139,000 in 2000. The increase in net interest expense resulted primarily from an increase in the risk adjusted spread based on changes in the Company's financial ratios.

Other income during the third quarter of 2001 increased by $117,000 to $512,000 from $395,000 in 2000. This resulted from rental income on the Company's former manufacturing facility in Salem, Virginia, which was converted to rental property during 2000, and to increases in rental rates at other properties.

Earnings (loss) from continuing operations before taxes during the third quarter of 2001 decreased by $3,595,000 to a loss of $1,675,000 from earnings of $1,920,000 in 2000, reflecting lower sales, increases in overhead due to health and medical costs and rent for the Elliston facility, and higher interest costs.

The effective tax rate declined from 46.2% for the third quarter of 2000 to 32.9% for the third quarter of 2001 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Liquidity and Source of Capital:
-------------------------------

The Company utilizes internally generated funds and bank or other financing to fund its operating and capital requirements. In order to minimize working capital requirements, the Company utilizes programs to increase inventory turns and decrease days sales outstanding in receivables.

Net cash used in operating activities was $5,356,000 during the first nine months of 2001 versus $5,625,000 provided in 2000. Fluctuations in net cash used in operating activities are primarily the result of changes in operating income and changes in working capital accounts, and primarily reflect reduced sales and purchases of materials. The impact on cash flow from operating losses has been offset, in large measure, by reduced payments for taxes.

Included in cash paid to suppliers and employees was approximately $8 million in purchases of leather hides bought in anticipation of rising hide prices as a result of "mad cow" and hoof and mouth disease scares rampant in Europe, particularly, during the early part of the year. The Company purchased these hides to ensure availability of hides to fulfill orders throughout fiscal year 2001. Assuming a normal mix of fabric and leather orders for the remainder of 2001, inventory levels of leather hides should return to approximately normal amounts by the end of the year.

Proceeds from sales of fixed assets primarily reflects cash proceeds from the sale of Wexford assets. Capital expenditures were $3,070,000 during the first nine months of 2001 and $6,695,000 in 2000. In 2000, expenditures were made for a production planning and scheduling system to improve management of the production process and inventory and to fund new retail store openings. In 2001, expenditures include costs for five new retail stores, renovations at several older stores, and additional costs for the production planning and scheduling system.

Net cash provided by financing activities during the first nine months of 2001 was $4,544,000 versus $1,812,000 in 2000, as the Company borrowed additional funds under its facilities to offset operating losses and the purchases of leather hides, as described above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

The Company has a short-term bank line of credit totaling $10 million. The interest rate on this line of credit is currently prime plus one percent. The amount outstanding as of September 2, 2001 was approximately $8.7 million.

The Company is in default of certain financial performance covenants under financing agreements with its lenders. As a consequence, the long-term indebtedness of the Company to its lenders has been classified as debt due within one (1) year. The Company has signed forbearance agreements with its lenders that provide the Company with a period of time in which to arrange alternative financing. In conjunction with the forbearance agreements, the lenders agreed to make available $6 million of additional financing. The Company is negotiating with its lenders and other parties relating to additional debt funding for the Company's needs. However, there can be no assurance that the Company will negotiate acceptable terms for such financing, that other sources of financing will be available on acceptable terms, or that the Company will be able to continue to meet the financial or other covenants, or obtain waivers of default if necessary, under the terms of either existing, revised or new loan agreements.

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

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                     Registrant



Date: ___________________                          _____________________________
                                                             Michael M. Thurmond
                                                        Chief Financial Officer,
                                                             Secretary-Treasurer