Form 10-K
period 2001-12-02
ROWE COMPANIES
filed 2002-03-06
CIK 85417

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 2, 2001

                        Commission File Number 1-10226

                               -----------------

                              THE ROWE COMPANIES
            (Exact name of registrant as specified in its charter)

                               -----------------

                       Nevada                  54-0458563
                   (State or other               (I.R.S.
                    jurisdiction         EmployerIdentification
                 ofincorporation or              Number)
                    organization)

               1650 Tysons Boulevard,
                      Suite 710
                  McLean, Virginia                22102
                (Address of principal          (Zip Code)
                 executive offices)

                               -----------------

      Registrant's telephone number, including area code: (703) 847-8670

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of Each Class    Name of Each Exchange on
                 -------------------        which Registered
                                            ----------------

               Common Stock, $1.00 par   New York Stock Exchange
                        value

       Securities registered pursuant to Section 12(g) of the Act: None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 2002 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $32,953,424.

   As of February 22, 2002, there were issued and outstanding 13,136,340 shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                   Where Incorporated
--------                                                                   ------------------
Portions of the Annual Report for the year ended December 2, 2001......... Parts I, II and IV
Portions of the Annual Proxy Statement for the year ended December 2, 2001      Part III

================================================================================

                                    PART I

Item 1.   Business.

General

   The Rowe Companies (the "Company") is a synergistic collection of manufacturers and retailers in the home furnishings industry. Originally founded in 1946 as Rowe Furniture Corporation, the Company changed its name in March 1999 to more appropriately reflect the expanded scope of the Company's operations.

   In January 1998, the Company created a new subsidiary, The Wexford Collection, Inc., ("Wexford"), to acquire the assets and liabilities of J&M Designs, Ltd. In October 1998, the Company acquired The Mitchell Gold Company, ("Mitchell Gold"). In August 1999, the Company acquired Storehouse, Inc., ("Storehouse"). These companies joined Rowe Furniture, Inc., ("Rowe"), our core upholstered furniture subsidiary, and Home Elements, Inc., ("Home Elements"), the Company's internally grown retail furniture chain. On November 10, 2000, the Company announced its intention to discontinue operations at Wexford. The transaction was completed and all assets were sold in January of 2001.

   The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered and leather furniture. Upholstered and leather furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered and leather furniture (primarily obtained from the wholesale segment), case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores located primarily throughout the mid-Atlantic, northeastern, southeastern, and southwestern United States. The information on pages 23 to 24 in the Annual Report to Stockholders for the fiscal year ended December 2, 2001, is included in Exhibit 13 hereto and incorporated herein by reference.

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

   Timothy J. Fortune has been in the service of the Company since 1997. He has served as the Company's Vice President of Human Resources and Strategy since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

   Michael M. Thurmond has been in the service of the Company since January 22, 2001. He has served as the Company's Secretary/Treasurer, CFO since joining the Company. Prior to joining the Company, Mr. Thurmond was the Managing Director of Capital Hotel Partners, LLC from 1998 to

January of 2001 and the Managing Director and Chief Financial Officer of The Appian Group from 1996 to 1998.

The Industry

   As reported by the American Furniture Manufacturers Association in December 2001, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 2001.

                                            1998  1999  2000  2001*
                                            ----- ----- ----- -----
                                                 (in billions)
            Industry shipments............. $23.0 $25.0 $25.6 $22.9
            Upholstered furniture shipments   9.5  10.6  10.9   9.7

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

   As Management indicated was likely in last year's report, a significant economic downturn was encountered in 2001. Beginning just after the first of the year, the Federal Reserve began cutting interest rates, its primary recession fighting tool. Over the course of the year, short-term rates declined by 475 basis points, with most of the decline in the first half of the year. Incoming orders during the first six months of 2001 were negatively impacted. In addition to the effects of general economic conditions on incoming volume, the Rowe unit ceased doing business with two of its major customers early in 2001. One customer, Homelife Furniture Corporation, subsequently filed for bankruptcy. These two customers accounted for more than half of the total decline in shipments in 2001.

   In response to the decline in orders, production capacity was reduced in January 2001, and later, workweeks were shortened in the manufacturing plants as the summer shutdown period approached. After returning from the shutdown, incoming orders began to slowly improve, and by late August and early September, Management was beginning to feel cautiously optimistic that the economy was beginning to recover. The tragic events of September 11/th/, however, significantly damaged those hopes. One impact of the events of September 11/th/ has been a change in consumers' behavior that has promising implications for the home furnishings industry. People have traveled less since September 11/th/, and are spending more time at home with family and friends. As a result, expectations are that consumers will use more of their disposable income on home furnishings in the coming months, rather than on travel and outside entertainment such as restaurant meals. This trend was evident in the business press as holiday sales were strong in areas such as home entertainment, and our own business improved enough for the holiday season to return the Company to profitability in the fourth quarter. Business so far in fiscal 2002 has continued this trend.

   While fiscal 2002 has started on a positive note, it is unclear whether the overall economy is ready to come out of recession. The Company has taken numerous steps intended to improve operating results regardless of overall economic conditions, and has identified other steps, which could be taken if conditions were to deteriorate further. The Company continues to monitor incoming order levels as well as sales at the retail units and dealers, and will take steps as conditions require.

Wholesale Home Furnishings Segment

  Product Lines

   The wholesale home furnishings segment's products encompass a full line of upholstered furniture including sofas, loveseats, occasional and dining chairs, beds, ottomans, recliners and sleep sofas, covered in fabric or leather. The wholesale segment's products are available in over 750 different fabrics. Styles offered include traditional, contemporary and transitional designs.

   The wholesale segment's product strategy is to provide a wide choice of furniture styles, fabrics and leathers while providing high quality at competitive prices. The wholesale segment continually reviews and evaluates its designs, and primarily on a semi-annual basis, adds and discontinues designs as it deems appropriate. The wholesale segment identifies trends in styles, colors and patterns through independent research, contacts with the wholesale segment's customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

  Marketing and Sales

   The wholesale segment has developed a broad and diverse national customer base. The wholesale segment sells its manufactured products primarily through commissioned sales personnel who are employees of the wholesale segment, dedicated to marketing the wholesale segment's products exclusively. Management believes that this arrangement gives the wholesale segment a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. The wholesale segment's products are sold to over 1,100 national, regional and local furniture retailers, including Jordan's Furniture, Crate & Barrel, Pottery Barn, Restoration Hardware and the Company's wholly-owned subsidiaries, Home Elements and Storehouse.

   While the wholesale segment sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the wholesale segment's products are not widely distributed. The wholesale segment has targeted key retailers in these markets as opportunities for growth.

   The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The wholesale segment displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. The wholesale segment maintains two showrooms totaling 67,400 square feet at the High

Point market. In addition, the wholesale segment has developed plans to increase sales in foreign markets, primarily in North America and Europe. Approximately 4% of 2001 segment sales were to customers located outside of the United States.

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

   Key Customers. The wholesale segment sells its products to over 1,000 accounts with normal credit terms being net 30 days. Shipments to the wholesale segment's top three customers as a percentage of net shipments were 16% in 2001, 15% in 2000 and 17% in 1999. Shipments to the wholesale segment's top ten customers as a percent of net shipments amounted to 26% in 2001, 28% in 2000 and 31% in 1999. Combined shipments to the Company's retail segment were $23,775,000 in 2001, $23,616,000 in 2000 and $21,158,000 in 1999, including shipments to Storehouse prior to its acquisition by the Company.

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

   Important aspects of the wholesale segment's service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows the wholesale segment to monitor the status of orders and track inventory and sales activity. The wholesale segment is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the wholesale segment has introduced point-of-sale computer systems into Home Elements stores, several Storehouse stores and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns. The wholesale segment has established regional repair service centers so that it can respond quickly to consumers' needs.

   Another special emphasis of the wholesale segment's customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. The wholesale segment's order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

   Employee Compensation. At Rowe, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. On a facility-wide basis, 2001 monthly incentive bonuses ranged from 0% to approximately 5% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee. At Mitchell Gold, a piecework system is the primary method of compensation for production employees.

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

   During 2001, Rowe continued implementation of a new production planning and scheduling system. The process has helped Rowe work toward more efficient scheduling and production, increased visibility of orders through the production process and improved efficiency of the finished goods warehousing and truck loading operations. Enhancements to the system during 2002 should continue to increase the benefits.

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

   Backlog. The wholesale segment generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The wholesale segment's backlog of unshipped orders was approximately $17 million as of December 2, 2001, compared to $20 million as of December 3, 2000. The wholesale segment anticipates that 100% of the backlog as of December 2, 2001 will be shipped in 2002.

   Distribution. Rowe's products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe's products are delivered in accordance with Rowe's specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe's name recognition. This agreement was renewed in 1999 for an additional six years. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe's products with a third party motor carrier. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders. Approximately 80% of Rowe's fiscal year 2001 shipments were delivered under these arrangements. Mitchell Gold primarily ships product via common carriers utilizing either full or partial loads.

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

   The retail segment operates 59 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 75,000 square feet each. All retail store locations and distribution centers are leased. The stores are located throughout the mid-Atlantic, northeastern, southeastern, and southwestern United States, particularly in Atlanta, Georgia, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered and leather furniture, virtually all of which is provided by the wholesale segment; case goods, such as tables, bedroom furniture, chairs and entertainment centers; and lamps, rugs and other accessories.

   The retail segment generally targets a well-educated, middle to upper income customer. While in the past, advertising efforts have been primarily print-based ads in newspapers and inserts, the segment began utilizing television ads during 1999, and has been expanding in subsequent years. During 2001, however, the retail segment cut back on its television advertising. Advertising costs are expected to decrease further in 2002, due to lower levels of television advertising and revamped print advertising methods.

   The retail segment added five new stores in fiscal year 2001, while closing three smaller, unprofitable stores. In 2002, several additional store closings are anticipated for unprofitable locations. The segment also expects to open three new stores, as leasing conditions have become much more favorable in light of recent economic conditions.

   During 2002, changes will be made in the operations of the retail segment. A consolidation of back office operations has begun, and additional consolidation of operations, such as merchandising and advertising, will soon follow. At this point, the impact on fiscal 2002's operating results is estimated to be slightly negative, as costs such as systems conversation costs and moving costs are incurred upfront, while benefits are realized later. For future years, however, annual savings are expected to be positive, through reduced head count overall in the administrative areas, efficiencies in advertising and delivery networks and improved purchasing power with various vendors for the combined operation.

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

Employees

   As of December 2, 2001, the Company employed approximately 3,048 full-time employees, of whom approximately 649 are in management, supervisory and sales positions. None of the Company's employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

   The Company, through a wholly-owned intellectual property holding company, has registered its "Rowe", "A Whole New Way to Buy Furniture", "The Rowe ShowPlace", "The ShowPlace Coordinated Home Furnishings by Rowe", "Rowe First in Fashion", "Regency Manor", "The Rowe ShowMe Machine", "Limited Editions", "The ShowPlace", "Cover Ups", "Comfortable Stuff", "Comfortable Stuff by Rowe", "Robin Bruce", "MG", "Mitchell Gold", "Room Sense" and "Rowe Furniture Rowe" trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the "Storehouse" trademark. Applications for registration of the Company's "Home Elements", "Home Wear", "Room Scenes", "J. L. D. Jami L. Designs Really Smart Furniture", Jami L. Designs", and "Really Smart Furniture" trademarks are pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company's trademarks are pending in Australia, Brazil, Canada, the European Community and Mexico. The Company is in the process of applying for registration of certain of its marks in Argentina, Chile, the Dominican Republic, Egypt, Japan, Kuwait, Saudi Arabia, Singapore, South Korea, Thailand and Turkey. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company's trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

   The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care costs not covered by insurance.

Financing

   The Company utilizes bank financing to partially fund working capital requirements, capital expenditures, stock repurchases and funding of acquisitions. In 1998 and 1999, overall funding requirements increased and the Company entered into two borrowing arrangements in November 1998 and July 1999, both as amended in October 2000, in the form of two $25 million revolver loans. Beyond this financing, the Company maintains committed credit lines in the amount of $10 million through one banking institution. At December 2, 2001, $51 million was outstanding under revolver loans. In addition, $9.4 million of short-term borrowings were outstanding under the Company's short-term credit facility.

   In conjunction with the purchase of Mitchell Gold, the Company guaranteed and assumed responsibility for the $6.0 million Industrial Revenue Bond used to finance the construction of a new production facility. The Company also issued $3 million of convertible debentures as part of the initial purchase price of Mitchell Gold. The debentures matured on October 31, 2001. Effective November 1, 2001, the Company was in default under the repayment provisions of the debentures, and the debentures are no longer convertible into shares of the Company's common stock.

   In August 1999, as amended in October 2000, the Company executed an agreement to enter into a five-year lease for its new upholstery manufacturing facility located in Elliston, Virginia. In addition, the Company entered into operating leases of approximately $1.6 million for office equipment and rolling stock at this location.

   The Company's financing agreements (covering the revolving bank loans, Industrial Revenue Bond and short-term borrowings) contain financial covenants. Beginning in May, 2001 the Company was in default of these financial covenants. The Company signed forbearance agreements with its lenders that provided the Company with a period of time to arrange alternative financing. In conjunction with the forbearance agreements, the interest rates on the Company's bank debt converted from LIBOR plus a spread to prime plus a spread. In addition, the Company was required to draw down all available funds under the existing agreements.

   In March 2002, the Company reached agreements with its existing lending institutions and new lending institutions to refinance the Company's short-term borrowings and revolving bank loans, pay off the debentures, and cure the financial performance default under the Industrial Revenue Bond. Commitments have been signed with these lenders, subject to satisfactory documentation, and closing of these agreements is anticipated to occur in April 2002. Under the terms of the new agreements, essentially all of the Company's assets are pledged as collateral. See Note 6 of the Notes to the Consolidated Financial Statements.

   During the fourth quarter of fiscal 2000, the Company entered into two interest rate derivative contracts for the purpose of hedging the Company's exposure to rising interest rates under the lease for the Elliston facility. The Company executed a contract to swap variable rates (based on 30 day LIBOR) for fixed rates on $20 million notional principal through August 2004. The contract locked in a fixed rate of 6.805% (plus a spread based upon financial performance of the Company). The Company also executed an interest rate collar contract on $5 million notional principal with a floor of 5.75% and a cap of 8.25% (both plus a spread based upon financial performance). As of December

2, 2001, 30 day LIBOR was 2.14%. The Company has recorded a liability for the present value of the excess of payments under the swap contract. The fair value of the swap is reflected in other comprehensive income, net of taxes, as the Company has designated this contract as a cash flow hedge.

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

Item 2.  Properties.

   The following table sets forth certain information concerning the wholesale segment's manufacturing facilities:

                                                       Approximate Owned
                                                         Size in     or
       Location                       Description      Square Feet Leased
       --------                  --------------------- ----------- ------
       Salem, Virginia.......... Manufacturing           241,000    Owned
       Elliston, Virginia....... Administrative Office
                                   and Manufacturing     435,000   Leased
       Poplar Bluff, Missouri... Manufacturing           300,000    Owned
       Morehouse, Missouri...... Manufacturing           136,000    Owned
       Taylorsville, N. Carolina Administrative Office
                                   and Manufacturing     265,000    Owned
       Taylorsville, N. Carolina Manufacturing            50,000    Owned

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

   In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

                                                               Approximate
                                                                 Size in
     Location                  Lease Expires    Description    Square Feet
     --------                  ------------- ----------------- -----------
     Christiansburg, Virginia. Various thru     Industrial        79,000*
                               07-31-02
     Salem, Virginia.......... Various thru     Industrial       335,000*
                               09-30-02
     Jessup, Maryland......... Various thru  Office/Industrial   180,000

                                    06-03-05
                Sylmar, California. 03-31-04 Industrial 115,000

--------
*  25% of these properties are currently leased

   Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. The Salem, Virginia property was Rowe Furniture's main administrative offices and manufacturing facility for many years. In past years (fiscal 2000 for the Salem, Virginia property), the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a "tax-deferred" exchange with the proceeds realized from this transaction. A retail property located in Leesburg, Florida, which was acquired in 1984, was sold during fiscal year 1997. In 1998, the value of the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value, as new tenants had not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,437,000, $1,570,000 and $1,902,000 in 1999, 2000 and
2001, respectively.

   The Company also holds leasehold interests in two other properties (in Carson and Pasadena, California) through its discontinued Wexford subsidiary. The Company subleased these properties on a pass through basis in January of 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended December 2, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   (a) The information contained under the caption "Stock Price and Dividend Data" on page 28 in the Annual Report to Stockholders for the fiscal year ended December 2, 2001 is included in Exhibit 13 hereto and incorporated herein by reference.

   (b)  Approximate Number of Equity Security Holders.

                                              Approximate Number of Record
                 Title of Class              Holders as of December 2, 2001
                 --------------              ------------------------------
     Common Stock, par value $1.00 per share             1,000

Item 6.   Selected Financial Data.

   The information contained under the caption "Five-year Summary" on page 6 in the Annual Report to Stockholders for the fiscal year ended December 2, 2001 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The management's discussion and analysis of financial condition and results of operations section on pages 7 to 10 of the Annual Report to Stockholders for the fiscal year ended December 2, 2001 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Interest Risk Disclosures

   Because the Company's obligations under its term loans, revolving loans, lines of credit and industrial revenue bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would result in a change of approximately $430,000 in interest expense during the 2002 fiscal year.

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

Item 8.  Financial Statements and Supplementary Data.

   The following information on pages 11 to 27 in the Annual Report to Stockholders of the fiscal year ended December 2, 2001 is included in Exhibit 13 hereto and incorporated herein by reference:

  .  Consolidated Balance Sheets--December 2, 2001 and December 3, 2000

  .  Consolidated Statements of Operations and Comprehensive Income
     (Loss)--Years Ended December 2, 2001, December 3, 2000 and November 28,
     1999

  . Consolidated Statements of Stockholders' Equity--Years Ended December 2, 2001, December 3, 2000 and November 28, 1999

  . Consolidated Statements of Cash Flows--Years Ended December 2, 2001, December 3, 2000 and November 28, 1999

  . Notes to Consolidated Financial Statements (includes selected quarterly financial data)

  .  Report of Independent Certified Public Accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                   PART III

   Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 11 through 14 of the Company's 2002 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.  Directors and Executive Officers.

   The information required by Item 10 is contained in the Company's 2002 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 11.  Executive Compensation.

   The information required by Item 11 is contained in the Company's 2002 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by Item 12 is contained in the Company's 2002 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

Item 13.  Certain Relationships and Related Transactions.

   The information required by Item 13 is contained in the Company's 2002 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year end.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial Statements:

   The consolidated balance sheets as of December 2, 2001 and December 3, 2000 and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended December 2, 2001, together with the report of BDO Seidman, LLP dated January 4, 2002, except for
Note 6 which is as of March 5, 2002, appearing in the 2001 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2001 Annual Report to Stockholders.

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

 3.3    By-laws of the Company (incorporated by reference to the Company's form 10-K files with the
        Securities and Exchange Commission on February 26, 2001)

  4     Specimen Stock Certificate (incorporated by reference to the Company's Registration
        Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

 10.2   Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan
        II (incorporated by reference to the Company's Registration Statement on Form S-1 No. 33-
        74504 filed with the Securities and Exchange Commission on January 27, 1994)

Exhibit
Number                                            Exhibit
------                                            -------
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

 10.7   Amended and Restated The Rowe Companies Cash-or-Deferred Non-Qualified Executive
        Retirement Plan effective March 28, 2000 (incorporated by reference to the Company's Form
        10-K filed with the Securities and Exchange Commission on February 26, 2001)

 10.10  Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M.
        Birnbach (incorporated by reference to the Company's Form 10-K filed with the Securities and
        Exchange Commission on February 12, 1998)

 13     Portions of the Annual Report for the year ended December 2, 2001

 21     List of Subsidiaries

 23     Consent of BDO Seidman, LLP

   (b) Reports on Form 8-K.:   None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ROWE COMPANIES

                                          By: /s/ M. M. THURMOND
                                              -------------------------
                                              M. M. Thurmond
                                              Chief Financial Officer,
                                              Secretary-Treasurer

March 6, 2002

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                 Date
          ---------                       -----                 ----

     /s/  G. M. BIRNBACH      Chairman of the Board         March 6, 2002
----------------------------- President, Director
       G. M. Birnbach         (Principal Executive Officer)

      /s/  R.E. CHENEY        Director                      March 6, 2002
-----------------------------
        R. E. Cheney

----------------------------- Director                      March 6, 2002
         M. S. Gold

     /s/  H. I. PTASHEK       Director                      March 6, 2002
-----------------------------
        H. I. Ptashek

      /s/  C. T. ROSEN        Director                      March 6, 2002
-----------------------------
         C. T. Rosen

       /s/  K. J. ROWE        Director                      March 6, 2002
-----------------------------
         K. J. Rowe

      /s/  S. J. SILVER       Director                      March 6, 2002
-----------------------------
        S. J. Silver

      /s/  ALLAN TOFIAS       Director                      March 6, 2002
-----------------------------
        Allan Tofias

     /s/  G. O. WOODLIEF      Director                      March 6, 2002
-----------------------------
       G. O. Woodlief

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies
McLean, Virginia

   The audits referred to in our report dated January 4, 2002, except for Note 6 which is as of March 5, 2002 relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended December 2, 2001) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

   In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                                  /s/ BDO SEIDMAN, LLP
                                                  --------------------
                                                      BDO Seidman, LLP

High Point, North Carolina
January 4, 2002

                              THE ROWE COMPANIES
                         AND WHOLLY-OWNED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 For the Years Ended December 2, 2001, December 3, 2000 and November 28, 1999
                            (Thousands of Dollars)

       COL. A            COL. B          COL. C            COL. D      COL. E
---------------------- ---------- --------------------- ------------ ----------
                                        Additions
                                  ---------------------
                                                (2)
                                     (1)     Charged to
                       Balance at Charged to   Other                 Balance at
                       Beginning  Costs and   Accounts  Deductions--   End of
Description            of Period   Expenses  (Describe)  (Describe)    Period
-----------            ---------- ---------- ---------- ------------ ----------
Allowance for doubtful
 Accounts--2001.......   $1,856     $4,421      $ --      $ 5,220(A)   $1,057
Allowance for doubtful
 Accounts--2000.......   $  864     $1,884      $ --      $   892(B)   $1,856
Allowance for doubtful
 Accounts--1999.......   $  875     $  413      $ --      $   424(C)   $  864

--------
(A)  Accounts charged off less bad debt recoveries of $69,000
(B)  Accounts charged off less bad debt recoveries of $132,000
(C)  Accounts charged off less bad debt recoveries of $5,000