Form 10-Q
period 2002-03-03
ROWE COMPANIES
filed 2002-04-17
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended    March 3, 2002      Commission File Number           1-10226
                  ----------------                             -----------------

                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            NEVADA                                         54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification No.)


 1650 Tysons Boulevard, Suite 710, McLean, Virginia          22102
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

                                                        YES    X      No _____
                                                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


               Class                                Outstanding at March 3, 2002
---------------------------------------             ----------------------------
Common stock, par value $1.00 per share                   13,133,922 shares

                               THE ROWE COMPANIES

                                      INDEX

Part I.  Financial Information                                            Page
                                                                          ----

         Consolidated Balance Sheets - March 3, 2002 and
                  December 2, 2001                                           3

         Consolidated Statements of Operations - Three Months
                  Ended March 3, 2002 and March 4, 2001                      4

         Consolidated Statements of Cash Flows -  Three Months
                  Ended March 3, 2002 and March 4, 2001                      5

         Notes to Consolidated Financial Statements                          7

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 10

         Quantitative and Qualitative Disclosures about Market Risk         13

         Forward Looking Statements                                         13

Part II.  Other Information                                                 14

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================


                                                                                             March 3,            December 2,
                                                                                                 2002                   2001
                                                                                      ---------------        ----------------
                                                                                          (Unaudited)              (Audited)
                                                                                                  ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $    14,020             $    9,457
Accounts receivable, net                                                                       24,758                 23,525
Notes receivable                                                                                  325                    325
Tax refunds receivable, net                                                                     1,946                  2,514
Inventories (Note 4)                                                                           36,825                 41,070
Deferred income taxes                                                                           2,366                  2,371
Prepaid expenses and other                                                                      2,096                  1,949
                                                                                          -----------             ----------
   Total current assets                                                                        82,336                 81,211

PROPERTY AND EQUIPMENT, net                                                                    30,133                 31,452
GOODWILL, net                                                                                  28,735                 29,061
OTHER NONCURRENT ASSETS                                                                        13,284                 13,391
                                                                                          -----------             ----------
                                                                                          $   154,488             $  155,115
                                                                                          ===========             ==========
LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt                                                      $     7,537             $    7,006
Short term bank borrowings                                                                      9,418                  9,368
Accounts payable and accrued liabilities                                                       22,892                 25,599
Customer deposits                                                                               8,494                  7,112
                                                                                          -----------             ----------
   Total current liabilities                                                                   48,341                 49,085

LONG-TERM DEBT                                                                                 51,564                 52,096
DEFERRED LIABILITIES                                                                            7,111                  7,238
                                                                                          -----------             ----------
     Total liabilities                                                                        107,016                108,419
                                                                                          -----------             ----------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares
  authorized; issued shares 16,550,215 and 16,547,715, respectively;
  outstanding shares 13,133,922 and 13,135,025, respectively                                   16,550                 16,548
CAPITAL IN EXCESS OF PAR VALUE                                                                 23,082                 23,082
OTHER COMPREHENSIVE INCOME                                                                     (1,116)                (1,201)
RETAINED EARNINGS                                                                              30,903                 30,204
Less treasury stock, 3,416,293 shares in 2002 and
  3,412,690 shares in 2001, at cost                                                           (21,947)               (21,937)
                                                                                          -----------             ----------
     Total stockholders' equity                                                                47,472                 46,696
                                                                                          -----------             ----------
                                                                                          $   154,488             $  155,115
                                                                                          ===========             ==========

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 3, 2002 AND MARCH 4, 2001
UNAUDITED
================================================================================

                                                                                    Three Months Ended
                                                                              March 3,               March 4,
                                                                                  2002                   2001
                                                                              --------               --------
                                                                                 ($ in thousands - except
                                                                                    per share amounts)
Net shipments                                                                 $ 81,623               $ 80,428

Cost of shipments                                                               54,120                 53,991
                                                                              ---------              ---------

   Gross profit                                                                 27,503                 26,437

Selling and administrative expenses                                             25,429                 26,672
                                                                              ---------              ---------

   Operating income (loss)                                                       2,074                   (235)

Interest expense                                                                (1,295)                (1,260)

Other income                                                                       482                    393
                                                                              ---------              ---------

   Earnings (loss) before taxes                                                  1,261                 (1,102)

Tax expense (benefit)                                                              562                   (296)
                                                                              ---------              ---------

Net earnings (loss)                                                           $    699               $   (806)
                                                                              =========              =========

Net earnings (loss) per common share                                          $   0.05                 ($0.06)

Weighted average common shares                                                  13,135                 13,133
                                                                              =========              =========

Net earnings (loss) per common share assuming dilution                        $   0.05                 ($0.06)

Weighted average common shares and equivalents                                  13,175                 13,133
                                                                              =========              =========

Dividends declared and paid per share                                         $      -               $  0.035
                                                                              =========              =========

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 3, 2002 AND MARCH 4, 2001
UNAUDITED
================================================================================

                                                                         2002                     2001
                                                                     -----------               ----------
                                                                                 ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                      $  81,480                 $  82,758
   Cash paid to suppliers and employees                                (75,989)                  (84,655)
   Income taxes paid, net of refunds                                         5                       (86)
   Interest paid                                                        (1,295)                   (1,260)
   Interest received                                                       194                       111
   Other receipts - net                                                    390                       335
                                                                     ---------                 ---------
Net cash and cash equivalents provided by
   (used in) operating activities                                        4,785                    (2,797)
                                                                     ---------                 ---------

Cash flows from investing activities:
   Proceeds from sales of property and equipment                             -                       819
   Capital expenditures                                                   (264)                   (1,147)
                                                                     ---------                 ---------
Net cash used in investing activities                                     (264)                     (328)
                                                                     ---------                 ---------

Cash flows from financing activities:
   Net borrowings (payments) under line of credit                           50                    (2,292)
   Proceeds from issuance of long-term debt                                  -                     2,796
   Payments to reduce long-term debt                                        (1)                     (285)
   Proceeds from issuance of common stock                                    3                        22
   Dividends paid                                                            -                      (463)
   Purchase of treasury stock                                              (10)                       (3)
                                                                     ---------                 ---------
Net cash provided by (used in) financing activities                         42                      (225)
                                                                     ---------                 ---------

Net increase (decrease) in cash and cash equivalents                     4,563                    (3,350)
Cash and cash equivalents at beginning of period                         9,457                     3,393
                                                                     ---------                 ---------
Cash and cash equivalents at end of period                           $  14,020                 $      43
                                                                     =========                 =========






See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED MARCH 3, 2002 AND MARCH 4, 2001
UNAUDITED
================================================================================

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By (Used In) Operating Activities:

                                                                         2002                     2001
                                                                       --------                ---------
                                                                                ($ in thousands)
Net earnings (loss)                                                     $   699                $   (806)
                                                                        -------                --------
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                          1,982                   2,078
   Provision for deferred compensation                                      170                    (150)
   Payments made for deferred compensation                                 (220)                   (384)
   Provision for losses on accounts receivable                              293                     156
   Loss (gain) on disposition of assets                                     102                      53
   Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         (1,526)                  3,447
      Decrease (increase) in inventories                                  4,245                   1,620
      Decrease (increase) in prepaid expenses and other                    (223)                    464
      Decrease (increase) in other assets                                    10                      58
      Increase (decrease) in accounts payable                            (2,581)                 (6,693)
      Increase (decrease) in accrued expenses                              (116)                 (1,142)
      Increase (decrease) in income taxes payable                           567                    (381)
      Increase (decrease) in customer deposits                            1,383                  (1,117)
                                                                        -------                --------
         Total adjustments                                                4,086                  (1,991)
                                                                        -------                --------
Net cash provided by (used in) operating activities                     $ 4,785                $ (2,797)
                                                                        =======                ========






See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; Home Elements, Inc., a chain of 19 retail specialty home furnishings stores; and Storehouse, Inc., a 41 store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 3, 2002 and the results of operations and cash flows for the three months ended March 3, 2002 and March 4, 2001. Selling and administrative expenses include $1,042,000 and $1,164,000 of retail delivery expenses for the three months ended March 3, 2002 and March 4, 2001, respectively.

Note 3  -      The results of operations for the three months ended March 3,
               2002 and March 4, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 4  -      Inventory components are as follows:

                                      March 3,         December 2,
                                       2002               2001
                                    -----------        ----------
                                            ($ in thousands)

               Retail merchandise    $16,754             $17,982
               Finished goods          2,647               3,192
               Work-in-process         4,120               4,213
               Raw materials          13,304              15,683
                                     -------             -------
                                     $36,825             $41,070
                                     =======             =======

Note 5 - As previously reported, on March 5, 2002, the Company entered into commitment agreements with its existing lenders, as well as a syndicate of new lenders, for the purpose of refinancing the Company's bank and other debt. Amounts expected to be repaid during 2002 are included in current liabilities as short-term borrowings and current maturities of long-term debt. The debentures were repaid in March 2002. The Company anticipates that the new lending agreements will be executed by the end of April 2002.

Note 6 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations. For the three months ended March 4, 2001, stock options and convertible debentures were anti-dilutive and excluded from the earnings per share computation. Effective November 1, 2001, the debentures were no longer convertible into common stock of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------
                                                      Three Months Ended
                                                  ---------------------------
                                                   March 3,          March 4,
                                                     2002              2001
                                                  -----------      ----------
                                                          (in thousands)
Net earnings (loss) available to basic shares       $  699          $   (806)
Add interest expense on assumed conversion
  of convertible debentures, net of tax                  -                 -
                                                  --------          ---------
Net earnings available to diluted shares            $  699          $   (806)
                                                  ========          =========

Weighted average common shares
  outstanding (Basic)                               13,135            13,133
Effect of dilutive stock options and
  convertible debentures                                40                 -
                                                  --------          ---------
Weighted average common shares and
  equivalents outstanding (Diluted)                 13,175            13,133
                                                  ========          =========

              The dilutive share base for 2002 and 2001 excludes incremental shares of 1,824,880 and 2,115,675, respectively. These shares are excluded due to their anti-dilutive effect.

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

                                           Wholesale          Retail
                                             Home              Home                            Inter-
                                          Furnishings       Furnishings                       Segment
                                            Segment           Segment          Other        Eliminations      Consolidated
                                            -------           -------          -----        ------------      ------------
                                                                           ($ in thousands)
         2002
         ----
Net shipments                              $ 59,654          $ 27,418        $      -        $  (5,449)         $ 81,623
Pre-tax net earnings(loss) from
   continuing operations                      3,384            (2,015)           (187)              79             1,261

Total assets                                124,976            44,135         101,765         (116,628)          154,248

         2001
         ----

Net shipments                              $ 58,044          $ 28,327        $      -        $  (5,943)         $ 80,428
Pre-tax net earnings(loss)                    1,429            (2,607)             17               59            (1,102)

Total assets                                105,898            47,373         104,504         (106,218)          151,557

              The consolidated total assets exclude amounts for the discontinued Wexford segment. Total assets at Wexford were $240,000 and $2,173,000 for 2002 and 2001, respectively.

Note 8 -      The components of comprehensive income (loss) are shown below.

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                   March 3, 2002   March 4, 2001
                                                  ---------------  -------------
                                                           ($ in thousands)

Net earnings (loss)                                $         699   $       (806)

Other comprehensive income (loss), net of tax:
    Unrealized loss on derivatives                           (91)          (622)
    Payments transferred to expense                          176             14
                                                   --------------  -------------

Comprehensive income (loss)                        $         784   $     (1,414)
                                                   ==============  =============

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations
---------------------

Three Months Ended March 3, 2002

Compared to Three Months Ended March 4, 2001

Net shipments during the first three months of 2002 increased by $1,195,000, or 1.5%, to $81,623,000 from $80,428,000 in 2001. This growth was achieved despite the loss of three customers to whom the Company shipped approximately $5.8 million in the first three months of 2001.

Wholesale segment shipments increased $1,610,000, or 2.8%, to $59,654,000, including shipments to the retail segment, in spite of the loss of the three customers referred to above. The increase in shipments was achieved primarily by increased shipments to existing customers, augmented by the addition of several new customers. Wholesale segment sales to the retail segment, included in the numbers above, declined from $6.3 million for 2001 to $5.4 million for 2002, a decline of 13%. Retail segment sales declined by $909,000, or 3.2%, to $27,418,000 from $28,327,000 in 2001. The absence of print advertising in late January and early February 2002, due to the reallocation of advertising dollars to late February television ads, resulted in the shortfall in delivered sales.

Gross profit in 2002 increased by $1,066,000, or 4.0%, to $27,503,000 from $26,437,000 in 2001, on a consolidated basis. Gross profit as a percentage of shipments ("gross margin") in 2002 increased to 33.7% from 32.9% in 2001.

For the wholesale segment, gross profit increased by $1,620,000, or 13.3%, to $13,797,000 from $12,177,000 in 2001. Gross margin improved from 21.0% to 23.1%.
Of the increase in gross profit, approximately $338,000 resulted from the increase in shipments, while the remainder resulted from improvements in labor and overhead utilization. Direct labor costs were essentially unchanged from the 2001 period, and overhead costs decreased despite the increase in volume. Rowe's overhead costs have improved due to a major reduction in service costs and significant improvements in trucking programs. These improvements are expected to continue to positively impact wholesale segment margins. For the retail segment, gross profit declined by $574,000, or 4.0%, from $14,201,000 in 2001 to $13,627,000 in 2002. Gross margins declined slightly, from 50.1% to 49.7% in 2002. Of the decline in gross profit, $453,000 resulted from the reduction in volume; the remainder resulted from continued discounting to stimulate sales.

Selling and administrative expenses in 2002 decreased by $1,243,000, or 4.7%, to $25,429,000 from $26,672,000 in 2001. Of this decrease, $1.0 million represents reduced advertising expenditures by the retail segment; the remainder is primarily reduced costs in the wholesale segment due to cost cuts and head count reductions taken during 2001.

In the wholesale segment, selling and administrative expenses decreased $236,000, or 2.6%, from $9,097,000 in 2001 to $8,861,000 in 2002. Cost-cutting measures initiated during 2001 have reduced selling and administrative expenses in the wholesale segment in 2002. In the retail segment, selling and administrative expenses decreased by $1,161,000, or 7.2%, to $14,945,000 in 2002, from $16,106,000 in 2001. Improvements in delivery costs and the benefit of cost cutting measures initiated in 2001 were partially offset by increased costs of new stores opened in 2001. The major source of the reduced costs, however, was the reduction in advertising costs, just over $1 million. This reduction was planned to reflect the elimination of television advertising; instead, it reflects the reallocation of planned print spending to television. The Company has also initiated the consolidation of its two retail subsidiaries, beginning with the administrative functions. Through the first quarter, approximately $90,000 in primarily travel costs have been incurred for this effort, and approximately $80,000 has been disbursed for systems conversion costs. Additional costs for systems conversions, travel, training, severance and relocation costs for certain employees and new signage will be incurred primarily through the second and third fiscal quarters. The substantial benefits of reduced head count overall in the administrative areas, efficiencies in advertising and delivery networks, and improved purchasing power with various vendors for the combined operations, is expected to be realized in 2003 and future years. Parent company administrative expenses increased approximately $55,000, primarily due to legal and other fees incurred in connection with negotiations with our lending institutions.

Operating income in 2002 increased by $2,309,000 to income of $2,074,000 from a loss of $235,000 in 2001. Increased sales, improved margins and reductions in advertising costs as well as other selling and administrative expenses, generated the improved results.

Interest expense in 2002 increased by $35,000 to $1,295,000 from $1,260,000 in 2001 due to increased borrowings used to fund the operations of the Company and the change during 2001 on the Company's bank debt from LIBOR based rates to the Prime rate plus a spread, in return for the lending institutions' forbearance with the Company's covenant defaults during 2001. Declining market interest rates during 2001 mitigated the impact of these other factors.

Net other income increased by $89,000 from $393,000 in 2001 to $482,000 in 2002, due to certain non-recurring transactions.

The Company's effective tax rate increased from 26.9% during 2001 to 44.6% in 2002. This change is primarily attributable to the impact of non-deductible goodwill charges on the calculation of taxable income (loss) for the two years.

Net earnings increased in 2002 by $1,505,000, from a loss of $806,000 in 2001 to income of $699,000. Increased shipments, improved gross margins and reductions in advertising and other selling and administrative expenses accounted for the improvement.

Liquidity and Capital Resources
-------------------------------

Net cash provided by (used in) operating activities was $4,785,000 and $(2,797,000) in 2002 and 2001, respectively. Fluctuations in net cash provided by operating activities are the result of changes in net income and changes in working capital accounts, primarily decreases in inventory levels.

Net cash used in investing activities was $264,000 and $328,000 for 2002 and 2001, respectively. Capital expenditures were $264,000 and $1,147,000 for 2002 and 2001, respectively. Expenditures in 2001 included costs for the production planning and scheduling system started in 2000, as well as several new retail stores and remodeling of several older stores. Expenditures in 2002 were made for systems conversion costs associated with the retail consolidation, some store remodeling costs, and other routine expenditures. In 2001, proceeds were realized from the sale of Wexford assets. Additional expenditures for the systems conversion will be made during 2002, as well as expenditures to convert signage at current Home Elements stores to reflect the consolidation to the Storehouse name. Such costs are currently estimated to be approximately $1,000,000.

Financing activities provided (utilized) net cash of $42,000 and ($225,000) in 2002 and 2001, respectively. These amounts primarily reflect changes in outstanding balances under the Company's bank lending arrangements. The Company did not pay common stock dividends during the three months ended March 3, 2002.

The amount outstanding under the Company's lines of credit was $9,419,000 at March 3, 2002. The Company had lines of credit totaling $10,000,000 at March 3, 2002.

On March 5, 2002, the Company entered into commitment agreements with its existing lenders, as well as a syndicate of new lenders, for the purpose of refinancing the Company's bank and other debt. Amounts expected to be repaid during 2002 are included in current liabilities as short-term borrowings and current maturities of long-term debt. The convertible debentures were repaid in March 2002. The Company anticipates that the new lending agreements will be executed by the end of April 2002.

The Company believes that net cash provided by operating activities, and availability under the new lending arrangements, will be adequate to fund the Company's foreseeable capital and debt service requirements and operating needs through 2002.

New Accounting Standards
------------------------

During 2001, the Financial Accounting Standards Board finalized Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. As of March 3, 2002, the net carrying amount of goodwill is $28,735,000. Amortization expense during the three months ended March 3, 2002, was $326,000.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Currently, the Company is assessing but has not yet determined how the adoptions of SFAS 141, 142 and 144 will impact its financial position and results of operations.

Interest Risk Disclosures
-------------------------

Because the Company's obligations under its term loans, revolving loans, lines of credit and industrial revenue bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would result in a change of approximately $430,000 in interest expense during the 2002 fiscal year.

Forward Looking Statements
--------------------------

Certain portions of this report, particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate," or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant


Date:  ___________________                            __________________________
                                                             Michael M. Thurmond
                                                        Chief Financial Officer,
                                                             Secretary-Treasurer