Form 10-Q
period 2002-06-02
ROWE COMPANIES
filed 2002-07-17
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     June 2, 2002            Commission File Number    1-10226
                 -----------------                                  -----------

                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              NEVADA                                          54-0458563
 -------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)


 1650 Tysons Boulevard, Suite 710, McLean, Virginia              22102
--------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:   703-847-8670
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

                                                    YES      X      No _____
                                                        -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                 Class                             Outstanding at June 2, 2002
----------------------------------------           ---------------------------
Common stock, par value $1.00 per share                13,154,059 shares

                               THE ROWE COMPANIES

                                      INDEX

Part I.  Financial Information                                             Page
                                                                           ----

    Consolidated Balance Sheets - June 2, 2002 and
             December 2, 2001                                                3

    Consolidated Statements of Operations - Three Months
             And Six Months Ended June 2, 2002 and June 3, 2001              4

    Consolidated Statements of Cash Flows -  Six Months Ended
             June 2, 2002 and June 3, 2001                                   5

    Notes to Consolidated Financial Statements                               7

    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      12

    Quantitative and Qualitative Disclosures about Market Risk              16

    Forward Looking Statements                                              16

Part II.  Other Information                                                 17

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                           June 2,     December 2,
                                                                              2002            2001
                                                                       -----------     -----------
                                                                       (Unaudited)       (Audited)
                                                                            ($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $   4,007        $   9,457
Accounts receivable, net                                                  24,924           23,525
Notes receivable                                                             262              325
Tax refunds receivable, net                                                  144            2,514
Inventories (Note 4)                                                      38,431           41,070
Deferred income taxes                                                      1,443            2,371
Prepaid expenses and other                                                 1,424            1,949
                                                                       ---------       ----------
         Total current assets                                             70,635           81,211

PROPERTY AND EQUIPMENT, net                                               53,997           31,452
GOODWILL, net                                                             28,416           29,061
OTHER NONCURRENT ASSETS                                                   12,160           13,391
                                                                       ---------       ----------
                                                                       $ 165,208        $ 155,115
                                                                       =========       ==========

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt (Note 5)                          $   2,270        $   7,006
Short term bank borrowings (Note 5)                                           --            9,368
Accounts payable and accrued liabilities                                  27,181           25,599
Customer deposits                                                          7,998            7,112
                                                                       ---------       ----------
     Total current liabilities                                            37,449           49,085

LONG-TERM DEBT (Note 5)                                                   77,055           52,096
DEFERRED LIABILITIES                                                       4,487            7,238
                                                                       ---------       ----------

     Total liabilities                                                   118,991          108,419
                                                                       ---------       ----------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares
  authorized; issued shares 16,572,102 and 16,547,715, respectively;
  outstanding shares 13,154,059 and 13,135,025, respectively              16,572           16,548
CAPITAL IN EXCESS OF PAR VALUE                                            23,083           23,082
OTHER COMPREHENSIVE INCOME                                                (1,022)          (1,201)
RETAINED EARNINGS                                                         29,537           30,204
Less treasury stock, 3,418,043 shares in 2002 and
  3,412,690 shares in 2001, at cost                                      (21,953)         (21,937)
                                                                       ---------       ----------

     Total stockholders' equity                                           46,217           46,696
                                                                       ---------       ----------
                                                                       $ 165,208        $ 155,115
                                                                       =========       ==========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 2, 2002 AND JUNE 3, 2001
UNAUDITED
================================================================================

                                                              Three Months Ended            Six Months Ended
                                                           June 2,          June 3,        June 2,      June 3,
                                                             2002             2001           2002         2001
                                                          --------         --------      ---------      --------
                                                                ($ in thousands - except per share amounts)

Net shipments                                             $  80,313        $  78,029      $ 161,936     $ 158,457

Cost of shipments                                            52,621           53,481        106,741       107,472
                                                          ---------        ---------      ---------     ---------

   Gross profit                                              27,692           24,548         55,195        50,985

Selling and administrative expenses                          26,915           31,383         52,344        58,055

Retail restructuring and other charges (Note 6)               2,089               --          2,089            --
                                                          ---------        ---------      ---------     ---------

   Operating income (loss)                                   (1,312)          (6,835)           762        (7,070)

Interest expense                                             (1,056)          (1,161)        (2,351)       (2,421)

Other income                                                    528              415          1,010           808
                                                          ---------        ---------      ---------     ---------

   Earnings (loss) before taxes                              (1,840)          (7,581)          (579)       (8,683)

Tax expense (benefit)                                          (474)          (2,703)            88        (2,999)
                                                          ---------        ---------      ---------     ---------

Net earnings (loss)                                       $  (1,366)       $  (4,878)     $    (667)    $  (5,684)
                                                          =========        =========      =========     =========

Net earnings (loss) per common share                      $   (0.10)       $   (0.37)     $   (0.05)    $   (0.43)

Weighted average common shares                               13,139           13,134         13,137        13,134
                                                          =========        =========      =========     =========

Net earnings (loss)  per common share assuming dilution   $   (0.10)       $   (0.37)     $   (0.05)    $   (0.43)

Weighted average common shares and equivalents               13,139           13,134         13,137        13,134
                                                          =========        =========      =========     =========

Dividends declared and paid per share                     $      --        $   0.035      $      --     $   0.070

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 2, 2002 AND JUNE 3, 2001
UNAUDITED
================================================================================

                                                               2002             2001
                                                             ---------       ----------
                                                                 ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                              $ 161,058       $ 162,831
   Cash paid to suppliers and employees                       (153,455)       (163,208)
   Income tax refunds received, net of payments                  3,194             (29)
   Interest paid                                                (2,351)         (2,421)
   Interest received                                               476             278
   Other receipts - net                                            671             548
                                                             ---------       ---------
Net cash and cash equivalents provided by
  (used in) operating activities                                 9,593          (2,001)
                                                             ---------       ---------

Cash flows from investing activities:
   Proceeds from sales of property and equipment                  --               845
   Capital expenditures                                           (907)         (2,134)
                                                             ---------       ---------
Net cash used in investing activities                             (907)         (1,289)
                                                             ---------       ---------

Cash flows from financing activities:
   Net borrowings (payments) under line of credit               (9,368)          1,935
   Proceeds from issuance of long-term debt                     40,770           3,597
   Payments to reduce long-term debt                           (45,547)         (2,334)
   Proceeds from issuance of common stock                           25              22
   Dividends paid                                                   --            (919)
   Purchase of treasury stock                                      (16)             (9)
                                                             ---------       ---------
Net cash provided by (used in) financing activities            (14,136)          2,292
                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents            (5,450)           (998)
Cash and cash equivalents at beginning of period                 9,457           3,393
                                                             ---------       ---------
Cash and cash equivalents at end of period                   $   4,007       $   2,395
                                                             =========       =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
ENDED JUNE 2, 2002 AND JUNE 3, 2001
UNAUDITED
================================================================================

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By (Used In) Operating Activities:

                                                                           2002              2001
                                                                         --------          --------
                                                                              ($ in thousands)
Net earnings (loss)                                                      $  (667)          $(5,684)
                                                                         -------           -------
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                           4,348             4,229
   Provision for deferred compensation                                        83               (60)
   Payments made for deferred compensation                                (2,682)             (437)
   Provision for losses on accounts receivable                               425             2,615
   Loss (gain) on disposition of assets                                      136                18
   Change in operating assets and liabilities:
      Decrease (increase) in accounts receivable                          (1,764)            5,839
      Decrease (increase) in inventories                                   2,640            (2,518)
      Decrease (increase) in prepaid expenses and other                      357             1,427
      Decrease (increase) in other assets                                  1,094              (404)
      Increase (decrease) in accounts payable                             (2,308)           (3,105)
      Increase (decrease) in accrued expenses                              3,763               572
      Increase (decrease) in income taxes payable/receivable, net          3,282            (3,028)
      Increase (decrease) in customer deposits                               886            (1,465)
                                                                         -------           -------
         Total adjustments                                                10,260             3,683
                                                                         -------           -------
Net cash provided by (used in) operating activities                      $ 9,593           $(2,001)
                                                                         =======           =======

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture; and Storehouse, Inc., a 60 store retail furniture chain doing business under the Storehouse and Home Elements names. Upon completion of the restructuring of the retail units, the Home Elements name will be discontinued. This is expected to occur in the Company's fiscal fourth quarter.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 2, 2002 and the results of operations and cash flows for the six month periods ended June 2, 2002 and June 3, 2001. Selling and administrative expenses include $696,000 and $657,000 of retail delivery expenses for the three months ended June 2, 2002 and June 3, 2001, respectively, and $1,359,000 and $1,316,000 for the six months ended June 2, 2002 and June 3, 2001, respectively.

Note 3 - The results of operations for the three months and six months ended June 2, 2002 and June 3, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 4 -   Inventory components are as follows:


                                          June 2,        December 2,
                                             2002              2001
                                         --------        ----------
                                             ($ in thousands)

           Retail merchandise             $18,110         $17,982
           Finished goods                   2,919           3,192
           Work-in-process                  3,767           4,213
           Raw materials                   13,635          15,683
                                          -------         -------
                                          $38,431         $41,070
                                          =======         =======

Note 5 - As previously reported, on May 15, 2002, the Company completed the refinancing of the Company's bank and other debt. In conjunction with the financing, the Company paid down approximately $14.1 million of outstanding debt, and assumed new debt of $40.8 million to replace previously outstanding debt. In addition, changes to the terms of the Elliston manufacturing facility lease obligation resulted in a change in the accounting from an operating to a capital lease. The remaining outstanding principal balance is included in long-term debt on the Consolidated Balance Sheet.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

           Outstanding debt components are as follows:

                                                     June 2,     December 1,
                                                        2002            2001
                                                        ----            ----
                                                        ($ in thousands)

           Revolving loans                          $36,475          $51,000
           Industrial revenue bond                    5,100            5,103
           Term loan                                  5,000                -
           Mortgage debt                              9,300                -
           Short-term lines of credit                     -            9,368
           Debenture                                      -            3,000
           Capitalized lease obligation              23,450                -
                                                    -------          -------
           Total long-term debt                     $79,325          $68,471
                                                    =======          =======

Note 6 - As previously reported, the Company is restructuring its retail operations by combining the current two subsidiaries into one, to operate under the Storehouse name. This restructuring should result in reduced administrative expenses in future periods, as well as increasing the efficiency of the advertising programs and increasing the buying power of the combined entity. The restructuring is expected to be complete by the end of the third quarter of 2002. As of June 2, 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring, totaling $2,319,000. Included in this amount were costs for moving equipment and relocating employees of $130,000 and training costs of $100,000 relating to training former Home Elements employees on the retail software utilized by Storehouse, including travel expenses associated with such training. The remaining $2,089,000 includes estimated costs to terminate certain leases, write-off leasehold improvements and signage without future benefit, severance costs for employees to be terminated, and other restructuring related expenses. Particularly in regards to the estimate of lease termination costs, these estimates are based in part on third-party advice regarding the time required to sub-lease such space as well as the rate per square foot at which such space may be subleased. Actual time to sublease and the rate per square foot of any subleases may differ from such estimates. As conditions warrant, the Company will make appropriate adjustments to such estimates. The following table outlines the components of the restructuring and related charges recorded as of June 2, 2002, including non-cash components of the charges and the balance of the reserve account at June 2, 2002:

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

                                                                               June 2, 2002
                                                           Non-Cash     Paid      Reserve
                                                Charges   Write-downs  To Date    Balance
                                                -------  ------------  -------    -------
                                                             ($ in thousands)
Non-cash write-downs of fixed
  assets to net realizable value                $  494     $  494     $   --       $  494

Employee termination benefits
  (24 administrative and 5 sales associates)       359         --         16          343

Lease termination costs                            720         --         --          720

Moving and relocation costs                        130         --         --          130

Other costs                                        616         --        334          282
                                                ------     ------     ------       ------

                                                $2,319     $  494     $  350       $1,969
                                                ======     ======     ======       ======

Note 7 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations. For the three months and six months ended June 2, 2002 and June 3, 2001, stock options and convertible debentures were anti-dilutive and excluded from the earnings per share computation. Effective November 1, 2001, the debentures were no longer convertible into common stock of the Company.

                                                          Three Months Ended               Six Months Ended
                                                      --------------------------      --------------------------
                                                         June 2,        June 3,          June 2,       June 3,
                                                            2002           2001             2002          2001
                                                      -----------     ----------      ------------   -----------
                                                           (in thousands)                   (in thousands)
Net earnings (loss) available to basic shares           $(1,366)       $(4,878)         $  (667)      $(5,684)

Add interest expense on assumed conversion
  of convertible debentures, net of tax                       -              -                -             -
                                                        -------        -------          -------       -------

Net earnings available to diluted shares                $(1,366)       $(4,878)         $  (667)      $(5,684)
                                                        =======        =======          =======       =======
Weighted average common shares
  outstanding (Basic)                                    13,139         13,134           13,137        13,134
Effect of dilutive stock options and
  convertible debentures                                      -              -                -             -
                                                        -------        -------          -------       -------
Weighted average common shares and
  equivalents outstanding (Diluted)                      13,139         13,134           13,137        13,134
                                                        =======        =======          =======       =======

The dilutive share base for 2002 and 2001 excludes incremental shares of 1,908,833 and 1,874,544, respectively. These shares are excluded due to their anti-dilutive effect.

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


                                     Wholesale       Retail
                                       Home           Home                            Inter-
                                    Furnishings    Furnishings                        Segment
                                      Segment        Segment         Other          Eliminations      Consolidated
                                      -------        -------         -----          ------------      ------------
                                                                ($ in thousands)
         2002
         ----
Net shipments                        $119,579        $53,934       $      -         $ (11,577)        $ 161,936
Pre-tax net earnings(loss) from
   continuing operations                7,215         (7,580)          (272)               58              (579)

Total assets                          150,978         45,039        102,484          (133,293)          165,208



         2001
         ----
Net shipments                        $114,708        $55,238       $      -         $ (11,489)        $ 158,457
Pre-tax net earnings(loss)             (2,357)        (6,120)          (232)               26            (8,683)

Total assets                          104,472         49,136        107,094          (106,997)          153,705

The consolidated total assets for 2001 exclude $2,115,000 relating to the discontinued Wexford segment.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 9- The components of comprehensive income (loss) for the three months and six months ended June 2, 2002 and June 3, 2001, are shown below

                                                  Three             Three            Six            Six
                                                  Months            Months          Months         Months
                                                  Ended             Ended           Ended          Ended
                                               June 2, 2002      June 3, 2001    June 2, 2002   June 3, 2001
                                               ------------      ------------    ------------   ------------
                                                                        ($ in thousands)
Net loss                                        $ (1,366)         $ (4,878)         $ (667)      $ (5,684)

Other comprehensive income (loss),
 net of tax:
   Unrealized loss on derivatives                    (97)             (528)           (188)        (1,150)
   Payments transferred to expense                   191                35             367             49
                                                --------          --------         -------       --------

Comprehensive loss                              $ (1,272)         $ (5,371)         $ (488)      $ (6,785)
                                                --------          --------         -------       --------

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:

Six Months Ended June 2, 2002 Compared to Six Months Ended June 3, 2001

Net shipments during the first half of 2002 increased by $3,479,000, or 2.2%, to $161,936,000 from $158,457,000 in 2001. The increase in shipments resulted from increased wholesale shipments.

For the wholesale segment, net shipments increased $4.9 million, or 4.2%, to $119.6 million from $114.7 million. The increase resulted primarily from existing customers, in a combination of their expansion as well as more placement of the segment's product on both new and existing selling floors. In addition, some new customers have been added to the dealer base. In the retail segment, net shipments declined 2.4%, or $1.3 million, to $53.9 million from $55.2 million. The decrease resulted primarily from an unusually high volume of shipments in December 2000, the first month of the 2001 six-month period.

Gross profit during the first half of 2002 increased by $4,210,000, or 8.3%, to $55,195,000 from $50,985,000 in 2001. Gross margin increased to 34.1% from 32.2%
in 2001, primarily from improvements in the wholesale segment.

For the first half of 2002, wholesale segment gross profit increased $4.7 million, or 20.2%, from $23.5 million to $28.2 million. Gross margin, or gross profit as a percent of net shipments, increased from 20.5% in 2001 to 23.6% in the first half of 2002. Significant improvements have been made in manufacturing efficiencies, quality control, and trucking operations. Trucking operations have improved primarily through the use of rail transport for "less than truckload" shipments to the Pacific coast region. This has substantially reduced freight costs and damage to these goods, while allowing more efficient operation of the truck fleet with other shipments. In the retail segment, gross profit for the first half declined by 2.1%, or $566 thousand. This is attributable to the decline in net shipments, as gross margin has improved slightly, from 49.7% to 49.9%.

Selling and administrative expenses during the first half of 2002 decreased by $5,711,000, or 9.8%, to $52,344,000 from $58,055,000 in 2001. Approximately $4.2 million of the decrease represents the write-off associated with the Homelife Furniture Corp. bankruptcy reflected in the 2001 results. In addition, selling and administrative expenses in 2002 include $230,000 of costs related to the retail restructuring, such as costs to move equipment, relocate transferred employees, and train staff from Home Elements how to use the retail software utilized by Storehouse. These costs are in addition to the $2,089,000 in segregated restructuring, store closing and other costs. These costs include costs to shutdown two stores, to terminate (or sublease at a loss) the leases for these stores and Home Elements' administrative offices, severance benefits for terminated staff, and other costs of the restructuring.

Operating income was $762,000 for the first half of 2002 compared to a loss of $(7,070,000) in the prior year. The improvement results from the inclusion in 2001 of the Homelife bankruptcy charges, improvements in sales, manufacturing efficiencies and quality control, as well as reductions in other components of selling and administrative expenses, offset by the restructuring, store closing and other charges and related expenses in the 2002 period.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Net interest expense decreased slightly, from $2,421,000 in 2001 to $2,351,000, primarily as a result of declining balances early in the second quarter, when approximately $7 million was repaid utilizing cash on hand and proceeds from tax refunds received.

Other income increased $202,000 during the first half of 2002, from $808,000 to $1,010,000.

Loss before taxes during the first half of 2002 improved by $9,262,000 to a loss of $579,000 from a loss of $8,683,000 in 2001, reflecting higher sales, improvements in manufacturing efficiencies and quality control, reductions in selling and administrative expenses and the absence of the Homelife bankruptcy charges in 2001, partially offset by restructuring charges, store closing costs and certain other expenses, incurred in 2002.

The effective tax rate changed from 34.5% for the first half of 2001 to (15.2)% for the first half of 2002 due primarily to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).


Three Months Ended June 2, 2002 Compared to Three Months Ended June 3, 2001

Net shipments during the second quarter of 2002 increased by $2,284,000, or 2.9%, to $80,313,000 from $78,029,000 in 2001. The increase in shipments resulted from increased wholesale shipments.

For the wholesale segment, net shipments increased $3.3 million, or 5.8%, to $59.9 million from $56.7 million. The increase resulted primarily from existing customers, in a combination of their expansion as well as more placement of the segment's product on both new and existing selling floors. In addition, some new customers have been added to the dealer base. In the retail segment, net shipments declined 1.5%, or $394,000, to $26.5 million from $26.9 million, due to four stores that closed in or immediately prior to the first quarter of 2002, offset by one store opening during the first quarter.

Gross profit during the second quarter of 2002 increased by $3,144,000, or 12.8%, to $27,692,000 million from $24,548,000 million in 2001. Gross margin increased to 34.5% from 31.5% in 2001, primarily from improvements in the wholesale segment.

For the second quarter of 2002, wholesale segment gross profit increased $3.1 million, or 27.6%, from $11.3 million to $14.4 million. Gross margin, or gross profit as a percent of net shipments, increased from 19.9% in 2001 to 24.1% in 2002. Significant improvements have been made in manufacturing efficiencies, quality control, and trucking operations. Trucking operations have improved primarily through the use of rail transport for "less than truckload" shipments to the Pacific coast region. This has substantially reduced freight costs and damage to these goods, while allowing more efficient operation of the truck fleet with other shipments. In the retail segment, gross profit for the second quarter improved by 0.1%, or $8 thousand, as lower shipments were offset by gross margins, which have improved slightly, from 49.3% to 50.1%.

Selling and administrative expenses during the second quarter of 2002 decreased by $4,468,000, or 14.2%, to $26,915,000 from $31,383,000 in 2001. Approximately
$4.2 million of the decrease represents the write-off associated with the Homelife Furniture Corp. bankruptcy reflected in the 2001 results. In addition, selling and administrative expenses in 2002 include $230,000 of costs related to the retail restructuring, such as costs to

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

move equipment, relocate transferred employees, and train staff from Home Elements how to use the retail software utilized by Storehouse. These costs are in addition to the $2,089,000 in segregated restructuring, store closing and other costs. These costs include costs to shutdown two stores, to terminate (or sublease at a loss) the leases for these stores and Home Elements' administrative offices, severance benefits for terminated staff, and other costs of the restructuring.

Operating loss was $1,312,000 for the second quarter of 2002 compared to $6,835,000 in the prior year. The improvement results from the inclusion in 2001 of the Homelife bankruptcy charges, improvements in sales, manufacturing efficiencies and quality control, as well as reductions in other components of selling and administrative expenses, offset by the restructuring, store closing and other charges and related expenses in the 2002 period.

Net interest expense decreased slightly, from $1,161,000 in 2001 to $1,056,000, primarily as a result of declining balances early in the second quarter, when approximately $7 million was repaid from operating cash and tax refunds received.

Other income increased $113,000 during the second quarter of 2002, from $415,000 to $528,000.

Loss before taxes during the second quarter of 2002 improved by $5,741,000 to a loss of $1,840,000 from a loss of $7,581,000 in 2001, reflecting higher sales, improvements in manufacturing efficiencies and quality control, reductions in selling and administrative expenses and the absence of the Homelife bankruptcy charges in 2001, partially offset by restructuring charges, store closing costs and certain other expenses, incurred in 2002.

The effective tax rate changed from 35.7% for the second quarter of 2001 to 25.8% for the 2002 due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Critical Accounting Policies:

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, restructuring liabilities, long-lived asset valuations and impairments and inventory reserves.

Liquidity and Source of Capital:

Net cash provided by operating activities was $9,593,000 during the first six months of 2002 versus $(2,001,000) used in 2001. Fluctuations in net cash used in operating activities are primarily the result of changes in operating income and changes in working capital accounts. The impact on cash flow from operating losses has been offset by tax refunds received, distributions under certain deferred compensation arrangements and non-cash accruals for restructuring and related charges and includes changes in inventory levels between the two six-month periods.

Net cash used in investing activities was $907,000 in 2002 and $1,289,000 in 2001, net of proceeds from the sale of Wexford in 2001. Expenditures in 2001 included costs for 4 new retail stores, several renovations of older stores, and costs for the production planning system deployed in 2001. In 2002, expenditures were made for systems conversions and upgrades related to the retail consolidation, as well as routine upgrading and replacing of older equipment. Additional expenditures related to the retail consolidation will be made during 2002. Such costs, estimated at approximately $1,000,000, include additional systems conversion costs, signage to reflect the name change on former Home Elements stores and the expansion of one distribution center.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Net cash used in financing activities during the first six months of 2002 was $14,136,000 versus $2,292,000 provided during 2001. While the Company borrowed funds to offset operating losses and acquire leather hides in 2001 (in response to "mad cow" disease concerns), in 2002 the Company repaid approximately $14.1 million in conjunction with the refinancing of the Company's debt, which was completed during 2002. The Company did not pay common stock dividends during the six months ended June 2, 2002.

As part of the refinancing of the Company's debt, the short-term bank debt and debenture were paid off, and the revolving bank loans were substantially paid down. The remaining balance of approximately $10 million carries minimum required principal repayments during the next 18 months, with a requirement for additional principal repayments if cash flow, as defined, exceeds certain ratios. The unpaid balance is due December 1, 2003. The Company borrowed $9.3 million, net of certain amounts set aside for required repairs and capital improvements, under mortgages against two real estate investment properties; borrowed $5 million under a term note repayable in 20 equal quarterly installments of $250,000; and drew down approximately $26.5 million under a $40 million revolving credit facility. The revolving credit facility matures in May 2007. The Company utilized approximately $14.1 million in cash on hand to pay down the existing lenders. In addition, the Company modified the term of the lease used to finance the Elliston facility, resulting in a change in the accounting for the lease from operating to a capital lease. Payments under the lease, previously characterized as rent and included in manufacturing overhead, will going forward be recorded as interest expense. In addition, minimum monthly principal payments will now be required, as well as additional principal repayments if cash flow, as defined, exceeds certain ratios. The lease term has been modified and expires in December 2003. At that time, the Company must either purchase the property or negotiate a new lease.

Management believes that net cash provided by operating activities and availability under the revolving credit facility will be sufficient to meet the Company's anticipated capital requirements, debt service and operating needs through 2002.

New Accounting Standards

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets.

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

Interest Risk Disclosures:

Because the Company's obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2002 fiscal year.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits:  None

b. Reports on Form 8-K: On May 24, 2002, an 8-K was filed announcing the completion of new financing arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant



Date: July 17, 2002                                           /s/ Garry W. Angle
      ---------------                       ------------------------------------
                                                                  Garry W. Angle
                                            Vice President - Treasury Management