Form 10-Q
period 2002-09-01
ROWE COMPANIES
filed 2002-10-09
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 1, 2002           Commission File Number     1-10226
                  -----------------                                  -----------

                               THE ROWE COMPANIES
             (Exact name of registrant as specified in its charter)


           NEVADA                                             54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


1650 Tysons Boulevard, Suite 710, McLean, Virginia              22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        703-847-8670
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

                                                        YES  X    No ____
                                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

                Class                           Outstanding at September 1, 2002
---------------------------------------         --------------------------------
Common stock, par value $1.00 per share                13,166,864 shares

                               THE ROWE COMPANIES

                                      INDEX

Part I. Financial Information                                                        Page
                                                                                     ----
         Consolidated Balance Sheets - September 1, 2002 and
              December 2, 2001                                                         3

         Consolidated Statements of Operations - Three Months And
              Nine Months Ended September 1, 2002 and September 2, 2001                4

         Consolidated Statements of Cash Flows -  Nine Months Ended
              September 1, 2002 and September 2, 2001                                  5

         Notes to Consolidated Financial Statements                                    7

         Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               12

         Quantitative and Qualitative Disclosures about Market Risk                   17

         Forward Looking Statements                                                   17

Part II. Other Information                                                            19

                         PART 1 - FINANCIAL INFORMATION
THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                September 1,    December 2,
                                                                                        2002           2001
                                                                                ------------   ------------
                                                                                 (Unaudited)     (Audited)
ASSETS                                                                               ($ in thousands)
CURRENT ASSETS
Cash and cash equivalents                                                        $     4,003     $    9,457
Restricted cash collateralizing letters of credit                                      1,938            -
Accounts receivable, net                                                              27,631         23,525
Notes receivable                                                                         241            325
Tax refunds receivable, net                                                              -            2,514
Inventories (Note 4)                                                                  38,694         41,070
Deferred income taxes                                                                  1,477          2,371
Prepaid expenses and other                                                             2,080          1,949
                                                                                ------------     ----------
     Total current assets                                                             76,064         81,211

PROPERTY AND EQUIPMENT, net                                                           53,186         31,452
GOODWILL, net                                                                         28,090         29,061
OTHER NONCURRENT ASSETS                                                               12,353         13,391
                                                                                ------------     ----------
                                                                                 $   169,693     $  155,115
LIABILITIES                                                                     ============     ==========
CURRENT LIABILITIES
Current maturities of long-term debt (Note 5)                                    $     3,225     $    7,006
Short term bank borrowings (Note 5)                                                      -            9,368
Accounts payable and accrued liabilities                                              29,206         25,599
Income taxes payable                                                                     286            -
Customer deposits                                                                      9,256          7,112
                                                                                ------------     ----------
     Total current liabilities                                                        41,973         49,085

LONG-TERM DEBT (Note 5)                                                               76,497         52,096
DEFERRED LIABILITIES                                                                   4,632          7,238
                                                                                ------------     ----------
     Total liabilities                                                               123,102        108,419
                                                                                ------------     ----------
STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares
   authorized; issued shares 16,584,907 and 16,547,715, respectively;
   outstanding shares 13,166,864 and 13,135,025, respectively                         16,585         16,548
CAPITAL IN EXCESS OF PAR VALUE                                                        23,083         23,082
OTHER COMPREHENSIVE INCOME (Note 9)                                                   (1,215)        (1,201)
RETAINED EARNINGS                                                                     30,091         30,204
Less treasury stock, 3,418,043 shares in 2002 and
   3,412,690 shares in 2001, at cost                                                 (21,953)       (21,937)
                                                                                ------------     ----------
     Total stockholders' equity                                                       46,591         46,696
                                                                                ------------     ----------
                                                                                 $   169,693     $  155,115
                                                                                ============     ==========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001
UNAUDITED

                                                                   Three Months Ended                Nine Months Ended
                                                              September 1,    September 2,      September 1,      September 2,
                                                                      2002            2001              2002              2001
                                                              ------------  --------------      ------------      ------------
                                                                         ($ in thousands - except per share amounts)

Net shipments                                                 $     85,536   $      82,402      $    247,472      $    240,859
Cost of shipments                                                   57,210          56,382           163,951           163,854
                                                              ------------   -------------      ------------      ------------
   Gross profit                                                     28,326          26,020            83,521            77,005
Selling and administrative expenses                                 25,925          26,904            78,269            84,959
Retail restructuring and other charges (Note 6)                        -               -               2,089               -
                                                              ------------   -------------      ------------      ------------
   Operating income (loss)                                           2,401            (884)            3,163            (7,954)
Interest expense                                                    (1,860)         (1,303)           (4,211)           (3,724)
Other income                                                           470             512             1,480             1,320
                                                              ------------   -------------      ------------      ------------
   Earnings (loss) before taxes                                      1,011          (1,675)              432           (10,358)
Tax expense (benefit)                                                  457            (551)              545            (3,550)
                                                              ------------   -------------      ------------      ------------
Net earnings (loss)                                           $        554   $      (1,124)     $       (113)     $     (6,808)
                                                              ============   =============      ============      ============
Net earnings (loss) per common share                          $       0.04   $       (0.09)     $      (0.01)     $      (0.52)
Weighted average common shares                                      13,166          13,133            13,147            13,134
                                                              ============   =============      ============      ============
Net earnings (loss) per common share assuming dilution        $       0.04   $       (0.09)     $      (0.01)     $      (0.52)
Weighted average common shares and equivalents                      13,195          13,133            13,147            13,134
                                                              ============   =============      ============      ============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001
UNAUDITED

                                                                         2002        2001
                                                                       ---------    --------
                                                                         ($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
     Cash received from customers                                      $ 245,143   $ 242,645
     Cash paid to suppliers and employees                               (233,364)   (245,677)
     Income tax refunds received, net of payments                          3,167          96
     Interest paid                                                        (4,211)     (3,724)
     Interest received                                                       615         513
     Other receipts - net                                                    999         791
                                                                       ---------   ---------
Net cash and cash equivalents provided by
     (used in) operating activities                                       12,349      (5,356)
                                                                       ---------   ---------

Cash flows from investing activities:
     Proceeds from sales of property and equipment                             -         978
     Capital expenditures                                                 (2,138)     (3,070)
                                                                       ---------   ---------
Net cash used in investing activities                                     (2,138)     (2,092)
                                                                       ---------   ---------

Cash flows from financing activities:
     Restricted cash deposited to collateralize letters of credit         (1,938)          -
     Net borrowings (repayments) under line of credit                     (9,368)      4,695
     Proceeds from issuance of long-term debt                             43,139       4,799
     Payments to reduce long-term debt                                   (47,521)     (3,583)
     Proceeds from issuance of common stock                                   39          22
     Dividends paid                                                            -      (1,378)
     Purchase of treasury stock                                              (16)        (11)
                                                                       ---------   ---------
Net cash provided by (used in) financing activities                      (15,665)      4,544
                                                                       ---------   ---------

Net increase (decrease) in cash and cash equivalents                      (5,454)     (2,904)
Cash and cash equivalents at beginning of period                           9,457       3,393
                                                                       ---------   ---------
Cash and cash equivalents at end of period                             $   4,003   $     489
                                                                       =========   =========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED SEPTEMBER 1, 2002 AND SEPTEMBER 2, 2001
UNAUDITED


Reconciliation of Net Earnings (Loss) to Net Cash
Provided By Operating Activities:
                                                                    2002            2001
                                                                 --------       --------
                                                                      ($ in thousands)
Net earnings (loss)                                              $   (113)      $ (6,808)
                                                                 --------       --------
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
   Depreciation and amortization                                    6,600          6,379
   Provision for deferred compensation                                151            (71)
   Payments made for deferred compensation                         (2,742)          (465)
   Provision for losses on accounts receivable                        448          2,786
   Loss (gain) on disposition of assets                               135            (16)
   Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable                    (4,473)         1,477
     Decrease (increase) in inventories                             2,377         (2,701)
     Decrease (increase) in prepaid expenses and other               (345)           517
     Decrease (increase) in other assets                            1,159           (359)
     Increase (decrease) in accounts payable                          128         (4,370)
     Increase (decrease) in accrued expenses                        3,168          1,422
     Increase (decrease) in income taxes payable                    3,712         (3,455)
     Increase (decrease) in customer deposits                       2,144            308
                                                                 --------       --------
        Total adjustments                                          12,462          1,452
                                                                 --------       --------
Net cash provided by (used in) operating activities              $ 12,349       $ (5,356)
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

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 1, 2002 and the results of operations and cash flows for the nine month periods ended September 1, 2002 and September 2, 2001. Selling and administrative expenses include $729,000 and $726,000 of retail delivery expenses for the three months ended September 1, 2002 and September 2, 2001, respectively, and $2,088,000 and $2,042,000 for the nine months ended September 1, 2002 and September 2, 2001, respectively.

Note 3 - The results of operations for the three months and nine months ended September 1, 2002 and September 2, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 4 -  Inventory components are as follows:

                              September 1,          December 2,
                                      2002                 2001
                              ------------          -----------
                                       ($ in thousands)

          Retail merchandise  $     17,897          $    17,982
          Finished goods             2,681                3,192
          Work-in-process            4,100                4,213
          Raw materials             14,016               15,683
                              ------------          -----------
                              $     38,694          $    41,070
                              ============          ===========

Note 5 - As part of the refinancing of the Company's debt in May 2002, the Company utilized approximately $14.1 million in cash on hand to pay down existing balances, including $9.4 million in short-term bank debt, $3 million of debentures, and $1.7 million on the Elliston lease and revolving debt. The Company utilized new debt (described below) to substantially pay down the existing revolving bank loans. The remaining balance of $9.6 million carries minimum required principal payments during the next 15 months, with a requirement for additional principal repayments if cash flow, as defined, exceeds certain ratios. The unpaid balance is due December 1, 2003.

          As part of this refinancing, the Company arranged a working capital revolving credit facility, a term loan and two mortgages. The Company borrowed $9.3 million, net of certain amounts set aside for required repairs and capital improvements, under mortgages against two real estate investment properties; borrowed $5 million under a term note repayable in 20 equal quarterly installments of $250,000; and drew down approximately $26.5 million (initially) under a $40 million revolving credit facility, maturing in May 2007.

          The Company also modified the terms of the lease used to finance the Elliston facility, resulting in a change in the accounting for the lease from an operating to a capital lease. Payments under the lease, previously characterized as rent and included in manufacturing overhead, have been recorded as interest expense since June 2002. In addition, minimum monthly principal payments are now required, as well as additional principal repayments if cash flow, as defined, exceeds certain ratios. The remaining outstanding principal balance is included in long-term debt on the Consolidated Balance Sheet. The lease term has been modified and expires in December 2003. At that time, the Company must either purchase the property or negotiate a new lease.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

          Outstanding debt components are as follows:

                                              September 1,    December 2,
                                                      2002           2001
                                              ------------    -----------
                                                    ($ in thousands)

          Revolving loans                     $     37,441    $    51,000
          Industrial revenue bond                    5,100          5,102
          Term loan                                  4,750              -
          Mortgage debt                              9,273              -
          Short-term lines of credit                     -          9,368
          Debenture                                      -          3,000
          Capitalized lease obligation              23,158              -
                                              ------------    -----------
          Total long-term debt                $     79,722    $    68,470
                                              ============    ===========

Note 6 - As previously reported, the Company is restructuring its retail operations by combining the current two subsidiaries into one, to operate under the Storehouse name. This restructuring should result in reduced administrative expenses in future periods, as well as increasing the efficiency of the advertising programs and increasing the buying power of the combined entity. The restructuring was expected to be complete by the end of the third quarter of 2002 and, except for the installation of signage at several stores, this was achieved. As of June 2, 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring, totaling $2,319,000. Included in this amount were costs for moving equipment and relocating employees of $130,000 and training costs of $100,000 relating to training former Home Elements employees on the retail software utilized by Storehouse, including travel expenses associated with such training. The remaining $2,089,000 includes estimated costs to terminate certain leases, write-off leasehold improvements and signage without future benefit, severance costs for employees to be terminated, and other restructuring related expenses. Particularly in regards to the estimate of lease termination costs, these estimates are based in part on third-party advice regarding the time required to sub-lease such space as well as the rate per square foot at which such space may be subleased. Actual time to sublease and the rate per square foot of any subleases may differ from such estimates. As conditions warrant, the Company will make appropriate adjustments to such estimates. The following table outlines the components of the restructuring and related charges recorded as of June 2, 2002, including non-cash components of the charges and the balance of the reserve account at September 1, 2002:

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

                                                                           Revisions              September 1,
                                                                           and Fixed                   2002
                                                Original    Non-Cash         Asset       Paid         Reserve
                                                Charges    Write-downs      Charges     To Date       Balance
                                                -------    -----------     ---------    -------       -------
                                                                       ($ in thousands)
          Non-cash write-downs of fixed
             assets to net realizable value     $    494   $       494     $     (65)   $     -       $   429

          Employee termination benefits
             (24 administrative and
              5 sales associates)                    359             -          (108)       217            34

          Lease termination costs                    720             -             -         28           692

          Moving and relocation costs                130             -           (67)        48            15

          Other costs                                616             -           175        787             4
                                                --------   -----------     ---------    -------       -------

                                                $  2,319   $       494     $     (65)   $ 1,080       $ 1,174
                                                ========   ===========     =========    =======       =======

          The revisions to employee termination benefits and moving and relocation costs resulted from changes in the number of employees receiving benefits and the duration/cost of those benefits, as well as lower than expected costs of moving office equipment. The increase in other costs primarily represents costs associated with data conversion from two retail systems to one.

Note 7 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations. For the three months ended September 2, 2001, and the nine months ended September 1, 2002 and September 2, 2001, stock options and convertible debentures were anti-dilutive and excluded from the earnings per share computation. Effective November 1, 2001, the debentures were no longer convertible into common stock of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

                                                            Three Months Ended         Nine Months Ended
                                                         ------------------------   -----------------------
                                                           Sept. 1       Sept. 2     Sept. 2       Sept. 2
                                                            2002          2001        2002          2001
                                                         ----------    ----------   ---------    ----------
                                                               (in thousands)            (in thousands)
          Net earnings (loss) available to basic
          and diluted shares                               $    554    $  (1,124)   $   (113)     $ (6,808)
                                                           ========    =========    ========      ========
          Weighted average common shares
             outstanding (Basic)                             13,166       13,133      13,147        13,134

          Effect of dilutive stock options and
             convertible debentures                              29            -           -             -
                                                           --------    ---------    --------      --------
          Weighted average common shares and
             equivalents outstanding (Diluted)               13,195       13,133      13,147        13,134
                                                           ========    =========    ========      ========

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

                                                  Wholesale        Retail
                                                     Home           Home                        Inter-
                                                 Furnishings     Furnishings                    Segment
                                                   Segment         Segment         Other      Eliminations    Consolidated
                                                   -------         -------         -----      ------------    ------------
              2002
              ----

          Net shipments                           $  183,062     $  82,187        $      -    $   (17,777)    $    247,472

          Pre-tax net earnings (loss) from
            continuing operations                     12,255       (11,193)           (621)            (9)             432

          Total assets                               158,141        45,333          36,460        (70,241)         169,693

              2001
              ----

          Net shipments                           $  173,723     $  84,430        $      -    $   (17,294)    $    240,859

          Pre-tax net earnings (loss)                   (955)       (9,002)           (427)            26          (10,358)

          Total assets                               140,059        46,512          23,250        (53,643)         156,178

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

          The consolidated total assets for 2001 exclude $2,013,000 relating to the discontinued Wexford segment.

Note 9 - The components of comprehensive income (loss) for the three months and nine months ended September 1, 2002 and September 2, 2001, are shown below:

                                               Three Months      Three Months         Nine Months         Nine Months
                                                  Ended              Ended               Ended               Ended
                                               Sept. 1, 2002     Sept. 2, 2001       Sept. 1, 2002       Sept. 2, 2001
                                               -------------     -------------       -------------       -------------
                                                                           ($ in thousands)
          Net earnings (loss)                  $        554      $     (1,124)       $       (113)       $     (6,808)

          Other comprehensive income (loss),
          net of tax:
             Unrealized loss on derivatives            (382)             (283)               (570)             (1,464)
             Payments transferred to expense            189               111                 556                 191
                                               ------------      ------------        ------------        ------------
          Comprehensive income (loss)          $        361      $     (1,296)       $       (127)       $     (8,081)
                                               ============      ============        ============        ============

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

Results of Operations:

Nine Months Ended September 1, 2002 Compared to Nine Months Ended September 2, 2001

Net shipments during the first nine months of 2002 increased by $6,613,000, or 2.7%, to $247,472,000 from $240,859,000 in 2001. The increase in shipments resulted from increased wholesale shipments.

For the wholesale segment, net shipments increased $9.3 million, or 5.4%, to $183.1 million from $173.7 million. The increase resulted primarily from shipments to existing customers, in a combination of their expansion as well as more placement of the segment's product on both existing and new selling floors. In addition, some new customers have been added to the dealer base. In the retail segment, net shipments declined 2.7%, or $2.2 million, to $82.2 million from $84.4 million.

Gross profit during the first nine months of 2002 increased by $6,516,000, or 8.5%, to $83,521,000 from $77,005,000 in 2001. Gross margin, or gross profit as a percent of net shipments, increased to 33.7% from 32.0% in 2001, primarily from improvements in the wholesale segment.

For the first nine months of 2002, wholesale segment gross profit increased $8.4 million, or 23.7%, from $35.6 million to $44.0 million. Gross margin increased from 20.5% in 2001 to 24.0% in 2002. Significant improvements have been made in manufacturing efficiencies, quality control, and trucking operations. Trucking operations have improved primarily through the use of rail transport for certain shipments to the Pacific coast region. This has substantially reduced freight costs and damage to these goods, while allowing more efficient operation of the truck fleet with other shipments. In the retail segment, gross profit for the first nine months declined by 4.6%, or $1.9 million. This is attributable both to the decline in net shipments as well as markdowns taken to clear slow moving product, as gross margin has decreased from 49.0% to 48.1%.

Selling and administrative expenses during the first nine months of 2002 decreased by $6,690,000, or 7.9%, to $78,269,000 from $84,959,000 in 2001.
Approximately $4.2 million of the decrease represents the write-off associated with the Homelife Furniture Corp. bankruptcy reflected in the 2001 results. In addition, selling and administrative expenses in 2002 include $230,000 of costs related to the retail restructuring, such as costs to move equipment, relocate transferred employees, and train staff from Home Elements how to use the retail software utilized by Storehouse. Other savings include retail advertising reductions and cost control and containment efforts in our manufacturing segment, including national and cooperative advertising and swatch expense. These costs are in addition to the $2,089,000 in segregated restructuring, store closing and other costs. These costs include costs to shutdown two stores, to terminate (or sublease at a loss) the leases for these stores and Home Elements' administrative offices, severance benefits for terminated staff, and other costs of the restructuring.

Operating income was $3,163,000 for the first nine months of 2002 compared to a loss of $(7,954,000) in the prior year. The improvement results from the inclusion in 2001 of the Homelife bankruptcy charges, improvements in sales, manufacturing efficiencies and quality control, as well as reductions in other components of selling and administrative expenses, offset by the restructuring, store closing and other charges and related expenses in the 2002 period.

Net interest expense increased from $3,724,000 in 2001 to $4,211,000, primarily as a result of reclassifying payments on the Elliston facility lease from rent to interest expense as a result of the debt restructuring.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

Other income increased $160,000 during the first nine months of 2002, from $1,320,000 to $1,480,000.

Earnings (loss) before taxes during the first nine months of 2002 improved by $10,790,000 to income of $432,000 from a loss of $(10,358,000) in 2001, reflecting higher sales, improvements in manufacturing efficiencies and quality control, reductions in selling and administrative expenses and the absence of the Homelife bankruptcy charges in 2001, partially offset by restructuring charges, store closing costs and certain other expenses, incurred in 2002.

The effective tax rate changed between 2001 and 2002 due primarily to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

Three Months Ended September 1, 2002 Compared to Three Months Ended September 2, 2001

Net shipments during the third quarter of 2002 increased by $3,134,000, or 3.8%, to $85,536,000 from $82,402,000 in 2001. The increase in shipments resulted from increased wholesale shipments.

For the wholesale segment, net shipments increased $4.5 million, or 7.6%, to $63.5 million from $59.0 million. The increase resulted primarily from shipments to existing customers, in a combination of their expansion as well as more placement of the segment's product on both existing and new selling floors. In addition, some new customers have been added to the dealer base. In the retail segment, net shipments declined 3.2%, or $939,000, to $28.3 million from $29.2 million, due to four stores that closed in or immediately prior to the first quarter of 2002, offset by one store opening during the first quarter.

Gross profit during the third quarter of 2002 increased by $2,306,000, or 8.9%, to $28,326,000 from $26,020,000 in 2001. Gross margin increased to 33.1% from 31.6% in 2001, primarily from improvements in the wholesale segment.

For the third quarter of 2002, wholesale segment gross profit increased $3.7 million, or 30.5%, from $12.1 million to $15.8 million. Gross margin increased from 20.5% in 2001 to 24.9% in 2002. Significant improvements have been made in manufacturing efficiencies, quality control, and trucking operations. Trucking operations have improved primarily through the use of rail transport for certain shipments to the Pacific coast region. This has substantially reduced freight costs and damage to these goods, while allowing more efficient operation of the truck fleet with other shipments. In the retail segment, gross profit for the third quarter declined by 9.5%, or $1.3 million, on lower shipments and lower gross margins, which declined from 47.7% to 44.6% due to the impact of clearance sales for slow moving merchandise and from a substantial changeover of the merchandise mix on retail sales floors, and inventory adjustments subsequent to the consolidation.

Selling and administrative expenses during the third quarter of 2002 decreased by $979,000, or 3.6%, to $25,925,000 from $26,904,000 in 2001. Cost cutting and control initiatives have generated the savings.

Operating income was $2,401,000 for the third quarter of 2002 compared to a loss of $(884,000) in the prior year. The improvement results from the improvements in sales, manufacturing efficiencies and quality control, as well as reductions in other components of selling and administrative expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

Net interest expense increased from $1,303,000 in 2001 to $1,860,000, primarily as a result of the reclassification of payments on the Elliston lease from rent to interest expense as a result of the debt restructuring.

Other income decreased $42,000 during the third quarter of 2002, from $512,000 to $470,000.

Earnings before taxes during the third quarter of 2002 improved by $2,686,000 to earnings of $1,011,000 from a loss of $(1,675,000) in 2001, reflecting higher sales, improvements in manufacturing efficiencies and quality control, and reductions in selling and administrative expenses.

The effective tax rate changed between the 2001 and 2002 third quarters due to the impact of non-deductible goodwill amortization on the calculation of tax expense (benefit).

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by operating activities was $12,349,000 during the first nine months of 2002 versus $(5,356,000) used in 2001. Fluctuations in net cash used in operating activities are primarily the result of changes in operating income and changes in working capital accounts. The impact on cash flow from operating income (losses) has been offset by tax refunds received, distributions under certain deferred compensation arrangements and non-cash accruals for restructuring and related charges and includes changes in inventory levels between the two nine-month periods.

Cash from Investing Activities

Net cash used in investing activities was $2,138,000 in 2002 and $2,092,000 in 2001, net of proceeds from the sale of Wexford in 2001. Expenditures in 2001 included costs for 4 new retail stores, several renovations of older stores, and costs for the production planning system deployed in 2001. In 2002, expenditures were made for systems conversions and upgrades related to the retail consolidation, as well as routine upgrading and replacing of older equipment. Additional expenditures related to the retail consolidation will be made during 2002. Such costs, estimated at approximately $300,000, include additional systems conversion costs, signage to reflect the name change on former Home Elements stores and the expansion of one distribution center.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

Cash from Financing Activities

Net cash used in financing activities during the first nine months of 2002 was $15,665,000 versus $4,544,000 provided during 2001. While the Company borrowed funds to offset operating losses and acquire leather hides in 2001 (in response to "mad cow" disease concerns), in 2002 the Company repaid approximately $14.1 million in conjunction with the refinancing of the Company's debt, which was completed during 2002. The Company did not pay common stock dividends during the six months ended September 1, 2002.

Refinancing of Outstanding Debt

As part of the refinancing of the Company's debt in May 2002, the Company utilized approximately $14.1 million in cash on hand to pay down existing balances, including $9.4 million in short-term bank debt, $3 million of debentures, and $1.7 million on the Elliston lease and revolving debt. The Company utilized new debt (described below) to substantially pay down the existing revolving bank loans. The remaining balance of $9.6 million carries minimum required principal payments during the next 15 months, with a requirement for additional principal repayments if cash flow, as defined, exceeds certain ratios. The unpaid balance is due December 1, 2003.

As part of this refinancing, the Company arranged a working capital revolving credit facility, a term loan and two mortgages. The Company borrowed $9.3 million, net of certain amounts set aside for required repairs and capital improvements, under mortgages against two real estate investment properties; borrowed $5 million under a term note repayable in 20 equal quarterly installments of $250,000; and drew down approximately $26.5 million (initially) under a $40 million revolving credit facility, maturing in May 2007.

The Company also modified the terms of the lease used to finance the Elliston facility, resulting in a change in the accounting for the lease from an operating to a capital lease. Payments under the lease, previously characterized as rent and included in manufacturing overhead, have been recorded as interest expense since June 2002. In addition, minimum monthly principal payments are now required, as well as additional principal repayments if cash flow, as defined, exceeds certain ratios. The lease term has been modified and expires in December 2003. At that time, the Company must either purchase the property or negotiate a new lease.

Management believes that net cash provided by operating activities and availability under the revolving credit facility will be sufficient to meet the Company's anticipated capital requirements, debt service and operating needs, including our contractual commitments shown below, for at least the next twelve months. However, weakening of, or other adverse developments concerning operating performance or the availability of credit under our revolving credit facility due to covenant limitations or other factors, could limit the availability of funds to us, or adversely affect the price at which such funds may be available.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 1, 2002:

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

                                                       Amount of Commitment Expiration Period
                                            ---------------------------------------------------------------
                                             Less Than     1-3             4-5          After
                                              1 Year      Years           Years       5 Years       Total
                                            ----------- ----------      ---------    ---------   ----------
                                                                    ($ in thousands)
CONTRACTUAL OBLIGATIONS:
Operating leases                             $ 12,501    $ 21,500       $ 15,184      $ 10,127    $ 59,312
Capital leases                                    832      22,326              -             -      23,158
Contractual maturities of long-term debt        2,393      11,409          2,600        12,374      28,776
                                             --------    --------       --------      --------    --------

Total contractual cash obligations           $ 15,726    $ 55,235       $ 17,784      $ 22,501    $111,246
                                             ========    ========       ========      ========    ========

                                                       Amount of Commitment Expiration Period
                                            ---------------------------------------------------------------
                                             Less Than     1-3             4-5         After
                                              1 Year      Years           Years       5 Years       Total
                                            ----------- ----------      ---------    ---------   ----------
                                                                    ($ in thousands)
OTHER COMMERCIAL COMMITMENTS:
Revolving credit facility                    $      -    $      -       $ 27,788      $      -    $ 27,788
                                             --------    --------       --------      --------    --------

Total commercial commitments                 $      -    $      -       $ 27,788      $      -    $ 27,788
                                             ========    ========       ========      ========    ========

In addition to the obligations shown above, the purchase agreement under which the Company acquired Mitchell Gold contains an earn-out provision that allows for a maximum payment of up to $14 million if certain earnings targets are attained over a four or five year period. As of the end of fiscal 2002, the sellers of Mitchell Gold may elect to exercise their right to base their earn-out payment on the four-year period, which ends December 1, 2002. Based upon results to date as well as results projected for the fourth quarter of fiscal 2002, if the sellers exercise their rights to a payout based on the four-year earnings targets, the Company would be obligated to pay an amount estimated to be between $9 million and $10 million. At this time, the sellers have not indicated their intentions concerning this election. Such payment, if so elected, would be payable during the second quarter of fiscal 2003.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit and Disposal Activities." SFAS 146 is effective for activities occurring after December 31, 2002.

Currently, the Company is assessing but has not yet determined how the adoptions of SFAS 141, 142, 144 and 146 will impact its financial position and results of operations.

Interest Risk Disclosures:

Because the Company's obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2002 fiscal year.

Forward Looking Statements:

Certain portions of this report, particularly the Notes to the Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations in Part Iof this report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as "believe," "expect," "anticipate," or "plan." Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Additional risks include:

..    We may be unable to meet ongoing stock exchange listing requirements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED

       The stock exchanges maintain rules for, among other items, minimum market capitalization and minimum Stockholders' Equity. The Company is currently not in compliance with such requirements and is subject to an eighteen month timeframe within which it must achieve compliance with these requirements. The Company may be unable to achieve such values in compliance with exchange rules, resulting in the Company's shares becoming delisted.

..      The furniture industry is highly competitive at both the manufacturing and the retail levels; loss of market share could adversely impact sales, earnings and cash flow.

       Our manufacturing and our retailing subsidiaries face significant competition from numerous competitors, many of which are larger and better capitalized. Our subsidiaries may be at a competitive disadvantage as a result. If our subsidiaries lose market share to competitors, our financial performance could be adversely affected.

..      Our retail operations may not become profitable.

       Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Controls and Procedures.

     During the quarter ended September 1, 2002, we evaluated our disclosure controls and procedures and believe that they are effective in the timely recording, processing, summarizing and reporting material financial and non-financial information in our filings.

     During the quarter ended September 1, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during this period. We plan to continue our review process, including both internal and external audit examinations, as part of our evaluation of our disclosure controls and internal controls.

Item 5. Submission of Matters to a Vote of Security Holders.

None

Item 6. Other Information.

None

Item 7. Exhibits and Reports on Form 8-K.

a.   Exhibits:

              99.1 - Officer Certifications

b.   Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant



Date:  October 9th, 2002                             /s/ Gene S. Morphis
      -------------------                          -----------------------------
                                                                 Gene S. Morphis
                                                         Chief Financial Officer