Form 10-K
period 2002-12-01
ROWE COMPANIES
filed 2003-02-28
CIK 85417

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 1, 2002

Commission File Number 1-10226

THE ROWE COMPANIES

(Exact name of registrant as specified in its charter)

Nevada	54-0458563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1650 Tysons Boulevard, Suite 710, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 847-8670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $1.00 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐  NO  ☒.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 2, 2002 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $29,816,956.

As of February 14, 2003, there were issued and outstanding 13,165,206 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Portions of the Annual Report for the year ended December 1, 2002	Parts I, II and IV
Portions of the Annual Proxy Statement for the year ended December 1, 2002	Part III

PART I

Item 1.    Business.

General

The Rowe Companies (the “Company”) is a synergistic collection of manufacturing and retailing companies in the home furnishings industry. Originally founded in 1946 as Rowe Furniture Corporation, the Company changed its name in March 1999 to more appropriately reflect the expanded scope of the Company’s operations.

In January 1998, the Company created a new subsidiary, The Wexford Collection, Inc., (“Wexford”), to acquire the assets and liabilities of J&M Designs, Ltd. In October 1998, the Company acquired The Mitchell Gold Co., (“Mitchell Gold”). In August 1999, the Company acquired Storehouse, Inc., (“Storehouse”). These companies joined Rowe Furniture, Inc., (“Rowe”), our core upholstered furniture subsidiary, and Home Elements, Inc., (“Home Elements”), the Company’s internally grown retail furniture chain. On November 10, 2000, the Company announced its intention to discontinue operations at Wexford. The transaction was completed and all assets were sold in January 2001.

During 2002, the Company combined the operations of the Storehouse and Home Elements chains. The combined entity operates under the Storehouse name. The merger is expected to result in reduced administrative costs, through the elimination of duplicate functions, advertising and delivery efficiencies and improved purchasing power with certain vendors.

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered and leather furniture. Upholstered and leather furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered and leather furniture (primarily obtained from the wholesale segment), case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores located primarily throughout the mid-Atlantic, northeastern, southeastern, and southwestern United States. The information on pages 28 to 29 in the Annual Report to Stockholders for the fiscal year ended December 1, 2002, is included in Exhibit 13 hereto and incorporated herein by reference.

The Company is incorporated under the laws of Nevada. Its principal executive offices are located at 1650 Tysons Boulevard, McLean, Virginia 22102, and its telephone number is (703) 847-8670. The Company’s Internet address is www.therowecompanies.com. Unless the context indicates otherwise, references herein to the “Company” include The Rowe Companies, its predecessors, and its subsidiaries.

Executive Officers Who Are Not Directors

Barry A. Birnbach has been in the service of the Company since 1968. He has served as the Company’s Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President – Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company’s President and Chairman of the Board.

Timothy J. Fortune has been in the service of the Company since 1997. He has served as the Company’s Vice President of Human Resources and Strategy since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

Gene S. Morphis has been in the service of the Company since July 30, 2002. He has served as the Company’s Secretary/Treasurer, CFO since joining the Company. Prior to joining the Company, Mr. Morphis was Chief Financial Officer of ClientLogic from April, 1999 to June of 2001 and Chief Financial Officer of Modus Media International from April 1995 to April 1999.

The Industry

As reported by the American Furniture Manufacturers Association in December 2002, the following table sets forth estimated factory shipments for the domestic furniture industry in general, and the upholstered furniture segment in particular, during each of the four years ended December 31, 2002.

	1999	2000	2001	2002*
	(in billions)
Industry shipments	$25.0	$25.6	$23.0	$23.8
Upholstered furniture shipments	10.6	10.9	9.8	10.8

*	Estimated

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

As can be seen from the table above, a significant economic downturn was encountered in 2001. Starting early in the year, the Federal Reserve began cutting interest rates, with short-term rates finishing the year 475 basis points below where they started. Incoming orders were significantly impacted, particularly in the first half of 2001, and simultaneously, Rowe ceased doing business with two major customers, one of whom filed for bankruptcy that summer. In response, production capacity was reduced, followed by reduced workweeks for the remaining production employees as the summer shutdown approached. Just as conditions appeared to be improving in the late summer of 2001, the events of September 11th unfolded, at best substantially delaying a return to normal business conditions.

However, the need to withstand the weak conditions of 2001 generated some positive results in 2002. Efforts to improve production efficiency and reduce service costs began to produce positive results. Significant improvements in service costs, overhead and labor efficiencies made substantial contributions to profit margins during 2002. Successful product introductions also contributed to improved results with higher volumes of business.

While we believe that these events have positioned the Company well to benefit from improved business conditions, it is not yet clear that overall business conditions are truly improving. As such, the Company continues to strive to identify opportunities to capture market share at good margins, and will continue to be vigilant in monitoring market conditions and quickly take steps as conditions require.

Wholesale Home Furnishings Segment

Product Lines

The wholesale home furnishings segment’s products encompass a full line of upholstered furniture including sofas, loveseats, occasional and dining chairs, beds, ottomans, recliners and sleep sofas, covered in fabric or leather. The wholesale segment’s products are available in over 750 different fabrics. Styles offered include traditional, contemporary and transitional designs.

The wholesale segment’s product strategy is to provide a wide choice of furniture styles, fabrics and leathers while providing high quality at competitive prices. The wholesale segment continually reviews and evaluates its designs, and primarily on a semi-annual basis, adds and discontinues designs as it deems appropriate. The wholesale segment identifies trends in styles, colors and patterns through independent research, contacts with the wholesale segment’s customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

Marketing and Sales

The wholesale segment has developed a broad and diverse national customer base. The wholesale segment sells its manufactured products primarily through commissioned sales personnel who are employees of the wholesale segment, dedicated to marketing the wholesale segment’s products exclusively. Management believes that this arrangement gives the wholesale segment a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. The wholesale segment’s products are sold to over 1,100 national, regional and local furniture retailers, including Jordan’s Furniture, Crate & Barrel, Pottery Barn, Restoration Hardware and the Company’s wholly-owned subsidiary, Storehouse.

While the wholesale segment sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the wholesale segment’s products are not widely distributed. The wholesale segment has targeted key retailers in these markets as opportunities for growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The wholesale segment displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. The wholesale segment maintains two showrooms totaling 67,400 square feet at the High Point market. In addition, the wholesale segment has developed plans to increase sales in foreign markets, primarily in North America and Europe. Approximately 3.3% of 2002 segment sales were to customers located outside of the United States.

Retail Distribution

Management believes there are ample opportunities to expand the wholesale segment’s retail distribution network. The wholesale segment strives to maintain strong relationships with, and increase sales to its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products are not widely distributed, such as the Southwest and the West. When adding retailers, the wholesale segment targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a broad selection within the wholesale segment’s product line.

Key Customers.    The wholesale segment sells its products to over 1,100 accounts with normal credit terms being net 30 days. Shipments to the wholesale segment’s top three customers as a percentage of net shipments were 15% in 2002, 16% in 2001 and 15% in 2000. Shipments to the wholesale segment’s top ten customers as a percent of net shipments amounted to 25% in 2002, 26% in 2001 and 28% in 2000. Combined shipments to the Company’s retail segment were $24,876,000 in 2002, $23,775,000 in 2001 and $25,958,000 in 2000.

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

Manufacturing Process.    The wholesale segment primarily utilizes a vertically integrated manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric and leather cutting, sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. Rowe utilizes computer-aided design patterns and CNC Routers to manufacture frames for upholstered furniture and both Rowe and Mitchell Gold utilize specialized machines in the fabric and leather cutting process which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping.

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

Product Quality and Value.    The wholesale segment is committed to providing high quality, value oriented furniture at competitive prices. Management believes the wholesale segment adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. A lifetime, limited warranty applicable to most of the wholesale segment’s products covering the frames, springs, mechanisms and selected cushions reflects the wholesale segment’s commitment to high quality. The wholesale segment has been successful in providing this quality while generally holding prices constant in recent years.

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

Important aspects of the wholesale segment’s service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows the wholesale segment to monitor the status of orders and track inventory and sales activity. The wholesale segment is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, the wholesale segment has introduced point-of-sale computer systems into Storehouse stores and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns. The wholesale segment has established regional repair service centers so that it can respond quickly to consumers’ needs.

Another special emphasis of the wholesale segment’s customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. The wholesale segment’s order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers.

Employee Compensation.    At Rowe, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions.

On a facility-wide basis, 2002 monthly incentive bonuses ranged from 0% to approximately 6% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee. At Mitchell Gold, a piecework system is the primary method of compensation for production employees.

Computer Systems.    The wholesale segment makes extensive use of a computerized management information system (MIS) in the manufacturing process. The MIS, which includes software developed by Rowe, helps manage order entry, purchasing, labor, inventories, receivables and product shipments.

During 2003, Rowe anticipates developing and implementing new ERP software and hardware to replace its MIS. The process is expected to take approximately eighteen months and cost approximately $5 million. The new software is expected to reduce future operating costs, provide increased flexibility to respond to changing market conditions and allow for faster production cycles through the plant.

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

Backlog.    The wholesale segment generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The wholesale segment’s backlog of unshipped orders was approximately $19 million as of December 1, 2002, compared to $17 million as of December 2, 2001. The wholesale segment anticipates that 100% of the backlog as of December 1, 2002 will be shipped in 2003.

Distribution.    Rowe’s products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe’s products are delivered in accordance with Rowe’s specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe’s name recognition. This agreement was renewed in 1999 for an additional six years. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe’s products utilizing third-party distribution services. Transportation services are a combination of contract carrier agreements and intermodal transportation/distribution operations. Mode selection is based on the volume of delivery into a geographic area as well as the required level of delivery service. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders. Mitchell Gold primarily ships product via common carriers utilizing either full or partial loads.

Raw Materials

The raw materials used by the wholesale segment include fabrics, leather, lumber, plywood, assembled frames, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber, fabric and leather, all raw materials used by the wholesale segment are generally available on an “as needed” basis. The wholesale segment maintains what it believes to be an adequate supply of raw materials in inventory.

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

Retail Operations

Retail Home Furnishings Segment

The retail home furnishings segment operates under the Storehouse brand name and consists of the combination of the Storehouse chain and the Home Elements chain (see below). The retail segment is the largest customer of the wholesale segment, and would be included in the top ten customer list if the retail segment was an unaffiliated customer.

During 2002, the Company combined the operations of the Storehouse and Home Elements chains. The combined entity operates under the Storehouse name. During the second quarter of 2002, the Company recorded charges totaling $2.3 million to effect the combination. Such costs included charges to shut down two stores, sublease Home Elements’ administrative office space, terminate employees in duplicate positions, write-off certain assets without future value (such as Home Elements store signage and their computer system), and transition the Home Elements stores to the Storehouse computer system. In the fourth quarter of 2002, the cost to sublease two stores and the administrative offices was adjusted upward to reflect current sublease market conditions. For the year, total costs of $2.6 million, before taxes, were recorded in conjunction with the combination of the two entities. Other costs, totaling $1.1 million, were incurred for systems and signage to convert Home Elements to Storehouse.

Benefits expected from the merger include reduced administrative costs (through the elimination of duplicated functions); increased efficiency of advertising efforts (through the elimination of essentially duplicate ads, and the ability to spread dollars spent in certain markets over an increased number of stores); improved purchasing power through the increased size of the combined entity; and the implementation of a “best of the best” program to take the best sellers from each chain and add them to the other stores, dropping off similar but weaker selling product in those stores.

Management was pleased to see improvements in the combined entity once the operational aspects and distractions of the combination were completed. Same store sales improved by 3.5% during the fourth quarter of the Company’s fiscal year, the first sustained positive growth in two years.

The retail segment operates 60 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 75,000 square feet each. All retail store locations and distribution centers are leased. The stores are located throughout the mid-Atlantic, northeastern, southeastern, and southwestern United States, particularly in Atlanta, Georgia, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered and leather furniture, virtually all of which is provided by the wholesale segment; case goods, such as tables, bedroom furniture, chairs and entertainment centers; and lamps, rugs and other accessories.

The retail segment added two new stores in fiscal year 2002, while closing six smaller, unprofitable stores. In 2003, one store has opened since December 1, 2002 and perhaps as many as five new stores are possible for the second half of the year, while a limited number of possible store closings are anticipated in weaker markets, depending upon market conditions.

Governmental Regulations and Environmental Considerations

The Company’s operations are required to meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on the Company’s operations. Management believes that the wholesale segment’s plants are in compliance, in all material respects, with applicable federal, state and local laws and regulations concerned with safety, health and environmental protection.

The Company currently anticipates increased federal and state environmental and health and safety regulations affecting the furniture industry, particularly regarding flammability standards, emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect the wholesale segment’s upholstery, wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes, which are a major source of regulated emissions. The Company cannot at this time estimate the impact of any new regulations on the Company’s operations or the costs of compliance.

Competition

The furniture industry is highly competitive and includes a large number of manufacturers and retailers. The market in which the Company competes includes a large number of manufacturers of upholstered and wood furniture as well as a growing base of specialty furniture retailers. Certain of the Company’s competitors have greater financial resources than the Company. Management believes that the high quality, design and competitive pricing of the Company’s products, the Company’s unique retail format, the Company’s reputation among retailers and customers and the Company’s commitment to customer service have enabled the Company to compete successfully in this market.

Employees

As of December 1, 2002, the Company employed approximately 3,000 full-time employees, of whom approximately 630 are in management, supervisory and sales positions. None of the Company’s employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

The Company, through a wholly-owned intellectual property holding company, has registered its “Rowe”, “Rowe First in Fashion”, “Regency Manor”, “Cover Ups”, “Comfortable Stuff”, “Comfortable Stuff by Rowe”, “Home Wear”, “Robin Bruce”, “MG”, “Mitchell Gold”, “Room Scenes”, “Room Sense” and “Rowe Furniture Rowe” trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the “Storehouse” trademark. Applications for registration of the Company’s “Home Elements”, “J. L. D. Jami L. Designs Really Smart Furniture” and Jami L. Designs” trademarks are pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company’s trademarks are pending in Australia, Brazil, Canada, the European Community and Mexico. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company’s trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

The Company maintains what management believes is a complete liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care costs not covered by insurance.

Financing

In May 2002, the Company completed the refinancing of its existing bank debt. As part of this, the Company entered into a new working capital revolving credit facility with $40 million of availability; a $5 million term loan; and two mortgage loans totaling $9.3 million. The Company utilized $14.1 million of cash on hand and from operations, as well as the proceeds from the above loans (including $25.1 million drawn down initially under the working capital revolving credit facility) to pay down the existing bank debt. Approximately $9.6 million remained outstanding under one portion of the Company’s existing revolving debt. In addition, the lease signed in August 1999 relating to the Elliston manufacturing facility was converted from an operating lease to a capital lease due to changes in its terms, with a remaining principal balance of approximately $23.5 million. The above balances are included in long-term debt on the Company’s consolidated balance sheets, along with the Industrial Revenue Bond assumed as part of the Mitchell Gold acquisition in 1998.

The working capital revolving credit facility matures in May 2007; the term loan requires twenty quarterly payments of $250,000; the mortgage loans require monthly payments of approximately $70,000 for ten years, with the balance then due; and the remaining prior existing debt (revolving and Elliston facility lease debt) requires monthly payments of $100,000 through November 2003, plus additional quarterly payments if cash flow, as defined, exceeds certain ratios, with the remaining unpaid balances due in December 2003. The Company anticipates paying down enough of these balances during 2003 to be able to refinance the remaining amounts when they come due.

The above agreements restrict the Company’s ability to pay dividends, repurchase stock and are collateralized by substantially all assets of the Company and its subsidiaries. Each of these facilities contain, among other things, covenants with respect to a fixed charge coverage ratio, minimum excess borrowing availability, minimum consolidated tangible net worth, maximum consolidated leverage ratio and maximum capital expenditures. As of December 1, 2002, the Company is in compliance with the provisions of these agreements.

During the fourth quarter of fiscal 2000, the Company entered into two interest rate derivative contracts for the purpose of hedging the Company’s exposure to rising interest rates under the lease for the Elliston facility. The Company executed a contract to swap variable rates (based on 30 day LIBOR) for fixed rates on $20 million notional principal through August 2004. The contract locked in a fixed rate of 6.805% (plus a spread based upon financial performance of the Company). The Company also executed an interest rate collar contract on $5 million notional principal with a floor of 5.75% and a cap of 8.25% (both plus a spread based upon financial performance). As of December 1, 2002, 30 day LIBOR was 1.44%. The Company has recorded a liability for the present value of the excess of payments under the swap contract. The fair value of the swap is reflected in other comprehensive income, net of taxes, as the Company has designated this contract as a cash flow hedge.

Goodwill

The Company recorded approximately $28 million in goodwill from the acquisition of Mitchell Gold, including $5 million paid during fiscal year 2000 under the interim earn-out provisions and $12.8 million accrued during fiscal year 2002 under the long-term earn-out provisions of the purchase agreement. The Company recognized approximately $16 million in goodwill from the acquisition of Storehouse.

The purchase agreement under which the Company acquired Mitchell Gold contains an earn-out provision that allows for a maximum payment of up to $14 million if certain earnings targets are attained over a four or five year period. As of December 1, 2002, the sellers of Mitchell Gold may elect to exercise their right to base their earn-out payment on the five-year period ending November 30, 2003. Unless the sellers so elect, the Company would be obligated to pay an amount of approximately $12.8 million during the second quarter of fiscal year 2003.

In accordance with FAS 142, Goodwill and Other Intangible Assets, the Company is evaluating its goodwill for impairment. Impairment losses, if required, will be recorded in the first quarter of fiscal 2003.

Item 2.    Properties.

The following table sets forth certain information concerning the wholesale segment’s manufacturing facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Salem, Virginia.	Manufacturing	241,000	Owned
Elliston, Virginia	Administrative Office and Manufacturing	435,000	Leased
Poplar Bluff, Missouri	Manufacturing	300,000	Owned
Morehouse, Missouri.	Manufacturing	136,000	Owned
Taylorsville, N. Carolina	Administrative Office and Manufacturing	265,000	Owned
Taylorsville, N. Carolina	Manufacturing	50,000	Owned

In addition, the Company leases executive and administrative offices in McLean, Virginia, administrative offices in Atlanta, Georgia, 60 retail store locations, 3 retail distribution centers and 2 showrooms. The Company considers these facilities to be adequate and well maintained.

In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

Location	Lease Expires	Description	Approximate Size in Square Feet
Christiansburg, Virginia.	Various thru 07-31-03	Industrial	79,000	*
Salem, Virginia	Various thru 03-31-05	Industrial	335,000	*
Jessup, Maryland.	Various thru 10-31-07	Office/Industrial	180,000
Sylmar, California.	03-31-04	Industrial	115,000

*	25% of these properties are currently leased

Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. The Salem, Virginia property was Rowe Furniture’s main administrative offices and manufacturing facility for many years. In past years (fiscal 2000 for the Salem, Virginia property), the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a “tax-deferred” exchange with the proceeds realized from this transaction. In 1998, the value of the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value, as new tenants had not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,570,000, $1,902,000 and $1,947,000 in 2000, 2001 and 2002, respectively.

The Company also holds a leasehold interest in one other property (in Carson, California) through its discontinued Wexford subsidiary. The Company subleased this property on a pass through basis in January 2001.

Item 3.    Legal Proceedings.

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company. While the outcome of these routine legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal proceedings should not have a material adverse effect on the Company’s financial position.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended December 1, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

(a)  The information contained under the caption “Stock Price and Dividend Data” on page 32 in the Annual Report to Stockholders for the fiscal year ended December 1, 2002 is included in Exhibit 13 hereto and incorporated herein by reference.

(b)  Approximate Number of Equity Security Holders.

Title of Class	Approximate Number of Record Holders as of December 1, 2002
Common Stock, par value $1.00 per share.	1,000

(c)  The information contained under the caption “Stock Price and Dividend Data” on page 32 in the Annual Report to Stockholders for the fiscal year ended December 1, 2002 is included in Exhibit 13 hereto and incorporated herein by reference. Further, the Company’s current credit facilities prohibit payment of dividends so the Company is not currently contemplating a dividend declaration.

(d)  The following table sets forth securities authorized for issuance under equity compensation plans as of December 1, 2002. All applicable equity compensation plans were previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,845,202	$6.62	1,266,807
Equity compensation plans not approved by security holders	0	0	0
Total	1,845,202	$6.62	1,266,807

Item 6.    Selected Financial Data.

The information contained under the caption “Five-year Summary” on page 9 in the Annual Report to Stockholders for the fiscal year ended December 1, 2002 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition and results of operations section on pages 10 to 15 of the Annual Report to Stockholders for the fiscal year ended December 1, 2002 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Risk Disclosures

Because the Company’s obligations under its term loans, revolving loans, lines of credit and industrial revenue bonds bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A

10% fluctuation in market interest rates would not result in a material change in interest expense during the 2003 fiscal year.

Forward Looking Information

Certain portions of this report contain forward looking statements. These statements can be identified by the use of future tense or dates or terms such as “believe,” “expect,” “anticipate” or “plan.” Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Additional Risks Include:

•	We may be unable to meet ongoing stock exchange listing requirements.

The New York Stock Exchange maintains rules for, among other items, minimum market capitalization and minimum stockholders’ equity. The Company is currently not in compliance with such requirements and is subject to an eighteen-month timeframe within which it must achieve compliance with these requirements. This timeframe expires in February 2003. The Company may be unable to achieve such values in compliance with exchange rules, resulting in the Company listing its shares on a different exchange or becoming delisted.

•	The furniture industry is highly competitive at both the manufacturing and the retail levels; loss of market share could adversely impact sales, earnings and cash flow.

Our manufacturing and our retailing subsidiaries face significant competition from numerous competitors many of which are larger and better capitalized. Our subsidiaries may be at a competitive disadvantage as a result. If our subsidiaries lose market share to competitors, our financial performance could be adversely affected.

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

Item 8.    Financial Statements and Supplementary Data.

The following information on pages 16 to 31 in the Annual Report to Stockholders of the fiscal year ended December 1, 2002 is included in Exhibit 13 hereto and incorporated herein by reference:

Consolidated Balance Sheets—December 1, 2002 and December 2, 2001

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years Ended December 1, 2002, December 2, 2001 and December 3, 2000

Consolidated Statements of Stockholders’ Equity—Years Ended December 1, 2002, December 2, 2001 and December 3, 2000

Consolidated Statements of Cash Flows—Years Ended December 1, 2002, December 2, 2001 and December 3, 2000

Notes to Consolidated Financial Statements (includes selected quarterly financial data)

Report of Independent Certified Public Accountants

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committees and the Performance Graph contained on pages 11 through 14 of the Company’s 2003 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.    Directors and Executive Officers.

The information required by Item 10 is contained in the Company’s 2003 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 11.    Executive Compensation.

The information required by Item 11 is contained in the Company’s 2003 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is contained in the Company’s 2003 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 13.    Certain Relationships and Related Transactions.

The information required by Item 13 is contained in the Company’s 2003 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

PART IV

Item 14.    Controls and Procedures.

a.  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “Disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules (13(a)-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

b.  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.  Financial Statements:

The consolidated balance sheets as of December 1, 2002 and December 2, 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended December 1, 2002, together with the report of BDO Seidman, LLP dated January 8, 2003 appearing in the 2002 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2002 Annual Report to Stockholders.

2.  Financial Statement Schedules:

Report of Independent Certified Public Accountants on Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements and notes thereto.

3.  Exhibits:

Exhibit Number	Exhibit

3.1

Articles of Incorporation of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

3.2

Certificate of Amendment dated March 30, 1999, of Articles of Incorporation of The Rowe Companies (incorporated by reference to the Company’s Registration Statement on Form S-8 No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999)

3.3	By-laws of the Company (incorporated by reference to the Company’s form 10-K files with the Securities and Exchange Commission on February 26, 2001)

4	Specimen Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994)

10.2

Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (incorporated by reference to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994)

10.5

Employment Agreement dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

10.6

First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000)

10.7

Amended and Restated The Rowe Companies Cash-or-Deferred Non-Qualified Executive Retirement Plan effective March 28, 2000 (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 26, 2001)

10.10

Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

13	Portions of the Annual Report for the year ended December 1, 2002

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

(b) Reports on Form 8-K.: None

99.1	Certifications

99.A	Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ROWE COMPANIES

By:	/s/ G. S. MORPHIS
G. S. Morphis, Chief Financial Officer,
Secretary-Treasurer

February 26, 2003

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. M. BIRNBACH	Chairman of the Board	February 26, 2003
G. M. Birnbach	President, Director
(Principal Executive
Officer)

/s/ R.E. CHENEY	Director	February 26, 2003
R. E. Cheney

/s/ M. S. GOLD	Director	February 26, 2003
M. S. Gold

/s/ H. I. PTASHEK	Director	February 26, 2003
H. I. Ptashek

/s/ C. T. ROSEN	Director	February 26, 2003
C. T. Rosen

/s/ K. J. ROWE	Director	February 26, 2003
K. J. Rowe

/s/ S. J. SILVER	Director	February 26, 2003
S. J. Silver

/s/ ALLAN TOFIAS	Director	February 26, 2003
Allan Tofias

/s/ G. O. WOODLIEF	Director	February 26, 2003
G. O. Woodlief

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies

McLean, Virginia

The audits referred to in our report dated January 8, 2003, relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended December 1, 2002) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

High Point, North Carolina

January 8, 2003

THE ROWE COMPANIES

AND WHOLLY-OWNED SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 1, 2002, December 2, 2001 and December 3, 2000

(Thousands of Dollars)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
		(1)	(2)
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (Describe)	Deductions— (Describe)		Balance at End of Period
Allowance for doubtful Accounts—2002	$1,057	$262	$—	$219	(A)	$1,100
Allowance for doubtful Accounts—2001	$1,856	$4,421	$—	$5,220	(B)	$1,057
Allowance for doubtful Accounts—2000	$864	$1,884	$—	$892	(C)	$1,856

(A)	Accounts charged off less bad debt recoveries of $71,000
(B)	Accounts charged off less bad debt recoveries of $69,000
(C)	Accounts charged off less bad debt recoveries of $132,000