Form 10-Q
period 2003-03-02
ROWE COMPANIES
filed 2003-04-11
CIK 85417

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 2, 2003	Commission File Number 1-10226

THE ROWE COMPANIES

(Exact name of registrant as specified in its charter)

NEVADA	54-0458563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1650 Tysons Boulevard, Suite 710, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	703-847-8670

None

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

YES X     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at March 2, 2003
Common stock, par value $1.00 per share	13,165,206 shares

THE ROWE COMPANIES

PART 1—FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 2, 2003	December 1, 2002
	(Unaudited)	(Audited)
	(in thousands)
ASSETS (Note 11)
CURRENT ASSETS
Cash and cash equivalents	$3,943	$274
Restricted cash collateralizing letters of credit	$1,938	1,938
Accounts receivable, net (Note 4)	23,445	24,344
Notes receivable	133	200
Inventories (Note 5)	37,965	37,207
Deferred income tax asset	2,122	2,118
Prepaid expenses and other	2,916	3,589

Total current assets	72,462	69,670
PROPERTY AND EQUIPMENT, net	50,408	51,769
GOODWILL, net	40,565	40,565
OTHER NONCURRENT ASSETS	12,077	12,288

	$175,512	$174,292

LIABILITIES (Note 11)
CURRENT LIABILITIES
Current maturities of long-term debt	$29,745	$5,945
Accounts payable and accrued liabilities	25,203	26,062
Payment due under earn-out obligation	12,800	12,800
Income taxes payable	1,372	1,464
Customer deposits	10,988	10,436

Total current liabilities	80,108	56,707
LONG-TERM DEBT	41,313	63,475
DEFERRED LIABILITIES	5,220	5,287

Total liabilities	126,641	125,469

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares authorized; issued shares 16,584,907 and 16,584,907, respectively; outstanding shares 13,165,206 and 13,165,370, respectively	16,585	16,585
CAPITAL IN EXCESS OF PAR VALUE	23,083	23,083
OTHER COMPREHENSIVE INCOME	(1,067)	(1,113)
RETAINED EARNINGS	32,226	32,224
Less treasury stock, 3,419,701 shares in 2003 and 3,419,537 shares in 2002, at cost	(21,956)	(21,956)

Total stockholders' equity	48,871	48,823

	$175,512	$174,292

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 2, 2003 AND MARCH 3, 2002

UNAUDITED

	March 2, 2003	March 3, 2002
	(in thousands-except per share amounts)
Net shipments	$78,428	$81,623
Cost of shipments	52,131	54,120

Gross profit	26,297	27,503
Selling and administrative expenses	25,013	25,429

Operating income	1,284	2,074
Interest expense	(1,647)	(1,295)
Other income	395	482

Earnings before taxes	32	1,261
Tax expense	30	562

Net earnings	$2	$699

Net earnings per common share	$0.00	$0.05
Weighted average common shares	13,165	13,135
Net earnings per common share assuming dilution	$0.00	$0.05
Weighted average common shares and equivalents	13,212	13,175

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 2, 2003 AND MARCH 3, 2002

UNAUDITED

	2003	2003
	(in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
Cash received from customers	$79,820	$81,480
Cash paid to suppliers and employees	(76,215)	(75,989)
Income taxes paid, net of refunds	(122)	5
Interest paid	(1,647)	(1,295)
Other receipts—net	395	584

Net cash and cash equivalents provided by operating activities	2,231	4,785

Cash flows from investing activities:
Payments received on notes receivable	67	—
Increase in cash surrender value	(17)	—
Capital expenditures	(234)	(264)

Net cash used in investing activities	(184)	(264)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	—	50
Proceeds from issuance of long-term debt	8,358	—
Payments to reduce long-term debt	(6,720)	(1)
Payments to reduce loans on cash surrender value	(16)	—
Proceeds from issuance of common stock	—	3
Purchase of treasury stock	—	(10)

Net cash provided by financing activities	1,622	42

Net increase in cash and cash equivalents	3,669	4,563
Cash and cash equivalents at beginning of period	274	9,457

Cash and cash equivalents at end of period	$3,943	$14,020

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED MARCH 2, 2003 AND MARCH 3, 2002

UNAUDITED

Reconciliation of Net Earnings to Net Cash
Provided By Operating Activities:
	2003	2002

	(in thousands)
Net earnings	$2	$699

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,687	1,982
Provision for deferred compensation	40	170
Payments made for deferred compensation	(139)	(220)
Provision for losses on accounts receivable	59	293
Loss (gain) on disposition of assets	—	102
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	840	(1,526)
Decrease (increase) in inventories	(758)	4,245
Decrease (increase) in prepaid expenses and other	670	(223)
Decrease (increase) in other assets	152	10
Increase (decrease) in accounts payable	802	(2,581)
Increase (decrease) in accrued expenses	(1,584)	(116)
Increase (decrease) in income taxes payable	(92)	567
Increase (decrease) in customer deposits	552	1,383

Total adjustments	2,229	4,086

Net cash provided by operating activities	$2,231	$4,785

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1—  The Rowe Companies is comprised primarily of Rowe Furniture, Inc., its core upholstered furniture subsidiary; The Mitchell Gold Co., a producer of upholstered and leather furniture (see Note 11); and Storehouse, Inc., a 60 store retail furniture chain.

Note 2—  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 2, 2003 and the results of operations and cash flows for the three month periods ended March 2, 2003 and March 3, 2002. Selling and administrative expenses include $687,000 and $663,000 of retail delivery expenses for the three months ended March 2, 2003 and March 3, 2002, respectively.

Note 3—  The results of operations for the three months ended March 2, 2003 and March 3, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 4—  Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retailers in the residential home furnishings industry, including traditional furniture retailers and specialty home furnishings stores. Management performs continuing credit evaluations of its customers’ financial condition and although generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, management believes the allowance for doubtful accounts as of March 2, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Note 5—  Inventory components are as follows:

	March 2, 2003	December 1, 2002
	(in thousands)
Retail merchandise	$19,003	$17,683
Finished goods	2,573	2,495
Work-in-process	3,839	3,924
Raw materials	12,550	13,105

	$37,965	$37,207

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6—  As previously reported, the Company restructured its retail operations by combining two subsidiaries into one, to operate under the Storehouse name. During 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring, totaling $2,581,000. Of this total, $2,062,000 was utilized during 2002, with the remaining $519,000 reserve available for lease termination costs expected to be incurred in 2003 and beyond.

The estimates of lease termination costs are based in part on third-party advice regarding the time required to sub-lease such space as well as the rate per square foot at which such space may be subleased. Actual time to sublease and the rate per square foot of any subleases may differ from such estimates. As conditions warrant, the Company will make appropriate adjustments to these estimates. The following table outlines the components of the restructuring and related charges recorded as of December 1, 2002, including non-cash components of the charges and the balance of the reserve account at March 2, 2003:

	Original Charges	Non-Cash Write- Downs	Revisions and Fixed Asset Charges	Paid To Date	March 2, 2003 Reserve Balance
	(in thousands)
Non-cash write-downs of fixed assets to net realizable value	$494	$494	$(494)	$—	$—

Employee termination benefits (20 administrative personnel)	359	—	(99)	260	—
Lease termination costs	720	—	262	538	444
Moving and relocation costs	130	—	(43)	87	—
Other costs	616	—	210	826	—

	$2,319	$494	$(164)	$1,711	$444

No additions to the restructuring and related charges were made during the first quarter of 2003.

Note 7—  The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Income.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended
	March 2, 2003	March 3, 2002
	(in thousands)
Net earnings available to basic and diluted shares	$2	$699

Weighted average common shares outstanding (Basic)	13,165	13,135
Effect of dilutive stock options	47	40

Weighted average common shares and equivalents outstanding (Diluted)	13,212	13,175

The dilutive share base for 2003 and 2002 excludes incremental shares of 1,961,348 and 1,824,880, respectively. These shares are excluded due to their anti-dilutive effect.

Note 8—  The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from related companies), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2003
Revenue	$57,632	$27,461	$—	$(6,665)	$78,428
Earnings (loss) before taxes	3,252	(2,883)	(278)	(59)	32
Total assets	165,693	44,861	36,994	(72,036)	175,512

2002
Revenue	$59,654	$27,418	$—	$(5,449)	$81,623
Earnings (loss) before taxes	3,384	(2,015)	(187)	79	1,261
Total assets	124,976	44,135	24,211	(38,834)	154,488

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 9—  The components of comprehensive income (loss) for the three months ended March 2, 2003 and March 3, 2002, are shown below:

	Three Months Ended March 2, 2003	Three Months Ended March 3, 2002
	(in thousands)
Net earnings	$2	$699

Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives	(158)	(91)
Payments transferred to expense	204	176

Comprehensive income	$48	$784

Note 10—The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended
	March 2, 2003	March 3, 2002
	(in thousands, except per share amounts))
Net earnings, as reported	$2	$699
Earnings per share, basic, as reported	$—	$0.05
Earnings per share, diluted, as reported	$—	$0.05

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings as reported	$—	$—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method has been applied	$88	$42

Pro forma net earnings (loss), including the impact of applying the fair value based method	$(86)	$657

Pro forma earnings (loss) per share, basic	$(0.01)	$0.05
Pro forma earnings (loss) per share, diluted	$(0.01)	$0.05

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 11—During April 2003, the Company reached agreement with the purchaser and announced the sale of its Mitchell Gold manufacturing subsidiary, to be effective as of the close of business April 2, 2003. Included in the consolidated financial statements as of March 2, 2003 were total assets of $45,993,000 and liabilities of $9,012,000, relating to Mitchell Gold, consisting of the following major classes of assets:

Accounts receivable, net	$6,442,000
Inventory	5,699,000
Property and equipment, net	7,033,000
Goodwill	26,340,000
Other miscellaneous assets	479,000

Total assets	$45,993,000

Accounts payable	$2,434,000
Accrued expenses	1,440,000
Long-term debt	4,855,000
Other miscellaneous liabilities	283,000

Total liabilities	$9,012,000

Proceeds from the sale are expected to be approximately $39,750,000, subject to adjustments for changes in certain working capital items as of the closing date. The gain or loss on the sale is not expected to have a material effect on the results of operations of the Company.

In addition to the assets and liabilities shown above, the Company anticipates utilizing approximately $12.8 million of proceeds to settle the obligation under the long-term earn-out provisions of the original Mitchell Gold purchase agreement, approximately $4.5 million for expenses and other payments associated with the sale, and the balance, approximately $22 million, to reduce the Company’s outstanding long-term debt.

Included in the Company’s consolidated statement of income for the three months ended March 2, 2003, were the following amounts associated with Mitchell Gold:

Net shipments	$15,016,000
Pre-tax net earnings	1,352,000

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Note 12—In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective as of the company’s 2003 fiscal year that began December 2, 2002. SFAS No. 142 represents a change in accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized and that no later than May 31, 2003, goodwill be tested for impairment at reporting unit level by comparing the reporting unit’s carrying value to its fair value as of December 1, 2002. If any impairment is indicated, it must be measured and recorded before the end of fiscal 2003. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported by the end of the second quarter of fiscal 2003 as an effect of a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

Management has engaged a business valuation specialist to assist the Company in the determination of the fair value of its goodwill. The Company will determine if any goodwill impairment is indicated no later than May 31, 2003 by comparing its fair value with its carrying value as of December 1, 2002.

The application of SFAS No. 142 is complex and requires extensive effort. As a result, it is not practical to reasonably estimate the impact of adoption as of the date of this report.

	Three Months Ended March 2, 2003	Three Months Ended March 3, 2002
	(in thousands)
Net income	$2	$699
Goodwill amortization	—	326

Adjusted net income	$2	1,025

Reported basic and diluted EPS	$—	$0.05
Goodwill amortization	—	0.02

Adjusted basic and diluted EPS	$—	$0.07

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Results of Operations:

Three Months Ended March 2, 2003 Compared to Three Months Ended March 3, 2002

Net shipments during the first three months of 2003 decreased by $3,195,000, or 3.9%, to $78,428,000 from $81,623,000 in 2002. The decrease in shipments resulted from decreased wholesale shipments, due to industry wide soft retail conditions.

For the wholesale segment, net shipments decreased $2.0 million, or 3.4%, to $57.6 million from $59.7 million. The decrease resulted primarily from shipments to existing customers, due to industry wide soft retail conditions, offset in part by some new customers. Included in the wholesale segment numbers above were shipments to the retail segment of $6.7 million in 2003, an increase of $1.2 million over first three months of 2002. In the retail segment, net shipments increased 0.2%, to $27.5 million from $27.4 million.

Gross profit during the first three months of 2003 decreased by $1,206,000, or 4.4%, to $26,297,000 from $27,503,000 in 2002. Gross margin, or gross profit as a percent of net shipments, decreased to 33.5% from 33.7% in 2002 due to certain markdowns at the retail segment as discussed below. The change in 2003 is in part due to weather related retail delivery backlogs.

For the first three months of 2003, wholesale segment gross profit decreased $0.4 million, or 3.2%, from $13.8 million to $13.4 million. Gross margin increased from 23.1% in 2002 to 23.2% in 2003. In the retail segment, gross profit for the first three months declined by 4.5%, or $0.6 million. This is attributable to markdowns taken to clear slow moving product, as gross margin has decreased from 49.7% to 47.4%.

Selling and administrative expenses during the first three months of 2003 decreased by $416,000, or 1.6%, to $25,013,000 from $25,429,000 in 2002. Approximately $326,000 of the decrease represents the cessation of goodwill amortization effective in fiscal year 2003 in accordance with new accounting regulations. Essentially all other categories of selling and administrative costs have declined in 2003 from 2002 levels, with the exception of warehouse costs in the retail segment. This area has been impacted primarily by the combination of two distribution centers into one as part of the retail consolidation undertaken in 2002. Management and operational changes are in place to resolve these issues, and substantial progress has been made to date. Overall, manufacturing segment selling and administrative expenses declined by $0.8 million, to approximately $8.1 million in 2003 from $8.9 million in 2002. Retail segment costs have increased by $0.5 million to $15.4 million in 2003 from $14.9 million in 2002.

Operating income was $1,284,000 for the first three months of 2003 compared to $2,074,000 in the prior year. Lower net shipments, due to soft industry wide retail conditions and inclement winter weather, higher levels of clearance sales at lower margins, and costs to integrate and resolve problems at one retail distribution center, accounted for the decline in operating income.

Net interest expense increased from $1,295,000 in 2002 to $1,647,000 in 2003, primarily as a result of reclassifying payments on the Elliston facility lease from rent to interest expense, and amortization of deferred loan costs in 2003 as a result of the debt restructuring completed in May 2002.

Other income decreased $87,000 during the first three months of 2003, from $482,000 to $395,000.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Earnings before taxes during the first three months of 2003 declined by $1,229,000 to $32,000 from $1,261,000 in 2002, reflecting lower sales, lower retail margins due to increased clearance sale activity, and higher interest costs, offset in part by lower goodwill amortization expense.

The effective tax rate changed between 2002 and 2003 due primarily to the impact of non-deductible expense items, particularly goodwill amortization in 2002, on the calculation of tax expense.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, restructuring liabilities, long-lived asset valuations and impairments and inventory reserves.

Self-Insurance Reserves

The Company is self-insured for substantial portions of its health care and workers compensation insurance programs. Reserves are established for such costs based on, among other factors, reported claims to date, prior history, and actuarial projections of claims incurred but not reported and future medical cost increases likely to affect the total cost to settle claims. If actual results in any of these areas change from prior periods, adjustments to recorded reserves may be required.

Restructuring Liabilities

During 2002, the Company recorded costs associated with combining its retail operations into one chain. Such costs included severance costs for terminated employees, write-offs of obsolete equipment and costs of leased space no longer needed, such as termination fees or future rent expense in excess of revenue from subleasing such space. Sublease revenue was determined based upon advice from leasing agents as to the expected time needed to find a subtenant and negotiate a sublease, as well as the projected sublease rate. In light of current leasing market conditions, actual time to sublease and sublease rate could vary from such estimates. As conditions warrant, revisions to these estimates may be required.

Long-lived Asset Valuations and Impairments

The Company monitors the economic health of its facilities and operations and makes determinations, using cash flow analyses, of the fair value of its assets, both tangible and intangible. When cash flow analysis indicates that the fair value of an asset is less than its book value, and such shortfall is not believed to be temporary in nature, then an adjustment to reduce the asset to its fair value is made. As conditions change, additional adjustments of fair value may be required.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Inventory Reserves

The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (LIFO) basis for inventory held at retail facilities, and on a first-in, first-out (FIFO) basis for inventory held at its manufacturing facilities. When conditions warrant (usually highlighted by slow-moving product, declining vendor prices on incoming product or a change in merchandising), reserves are established to reduce the value of inventory to net realizable values. As conditions warrant, additional adjustments may be required.

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by operating activities was $2,231,000 during the first three months of 2003 versus $4,785,000 in 2002. Fluctuations in net cash used in operating activities are primarily the result of changes in operating income and changes in working capital accounts. The most substantial change from 2002 to 2003 was the decrease in inventory, particularly leather, during the early part of 2002. Other significant changes were seen in accounts receivable and customer deposits, reflective of soft industry wide retail conditions.

Cash from Investing Activities

Net cash used in investing activities was $184,000 in 2003 and $264,000 in 2002, and included collections in 2003 on receivables from the sale of Wexford in 2001. Expenditures in both periods were generally routine systems performance maintenance and upgrade projects.

Cash from Financing Activities

Net cash provided by financing activities during the first three months of 2003 was $1,622,000 versus $42,000 provided during 2002. Payments to reduce long-term debt included approximately $280,000 in required debt service payments and approximately $3.5 million in excess cash flow payments based upon fourth quarter 2002 operating performance, as required under the Company’s loan documents. Other payments to reduce debt, and proceeds from issuance of long-term debt, represent fluctuations in the Company’s revolving credit loan balance in response to operating needs. The Company did not pay common stock dividends during either three-month period covered by this report.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Contractual Obligations

The following summarizes our significant contractual obligations as of March 2, 2002:

	Payments by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	(in thousands)
CONTRACTUAL OBLIGATIONS:
Operating leases	$13,539	$21,083	$12,201	$10,190	$57,013
Capital leases	21,155	—	—	—	21,155
Payment due under earn-out obligation	12,800				12,800
Loans on life insurance				2,733	2,733
Revolving credit facility			24,385		24,385
Contractual maturities of long-term debt	8,591	2,814	2,104	12,010	25,519

Total contractual cash obligations	$56,085	$23,897	$38,690	$24,933	$143,605

	Amount of Commitment Expiration Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
OTHER COMMERCIAL COMMITMENTS:

Total commercial commitments			None

Management is in discussion with its lenders to modify the terms of the existing term and revolving credit facilities to reflect (a) reduced collateral for asset based loans from the sale of Mitchell Gold; (b) elimination of earnings and cash flow from operations due to the sale of Mitchell Gold and (c) lower outstanding debt as a result of using net proceeds from the sale of Mitchell Gold to reduce existing loan balances. Weakening of, or other adverse developments concerning operating performance, could limit the availability of funds to us, or adversely affect the price at which such funds may be available.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. The Company has adopted SFAS 142 in the first quarter of 2003. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption (see Note 12). The Company is also required to reassess the useful lives of other intangible assets.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated With Exit and Disposal Activities.” SFAS 146 is effective for activities occurring after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity.

Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations. The impact at March 2, 2003 is not yet known as the Company is in the process of completing the valuation of goodwill. This assessment will be completed by the end of May 2003. SFAS 144 and 146 will be applied to transactions as they occur.

Interest Risk Disclosures:

Because the Company’s obligations under its term loans, revolving loans, lines of credit and Industrial Revenue Bonds bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2003 fiscal year.

Forward Looking Statements:

Certain portions of this report, particularly the Notes to the Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I of this report, contain forward-looking statements. These statements can be identified by the use of future tense or dates or terms such as “believe,” “expect,” “anticipate,” or “plan.” Important factors could cause actual results to differ materially from those anticipated by some of the statements made in this report. Some of the factors include, among other things, changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

customers in connection with a merger or acquisition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Controls and Procedures.

During the quarter ended March 2, 2003, we evaluated our disclosure controls and procedures and believe that they are effective in the timely recording, processing, summarizing and reporting material financial and non-financial information in our filings.

During the quarter ended March 2, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We review our internal controls for effectiveness on an ongoing basis, including routine reviews during this period. We plan to continue our review process, including both internal and external audit examinations, as part of our evaluation of our disclosure controls and internal controls.

Item 5.    Submission of Matters to a Vote of Security Holders.

None

Item 6.    Other Information.

None

Item 7.    Exhibits and Reports on Form 8-K.

a. Exhibits:

99.1 — Officer Certifications

99.A — Certifications

b. Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE ROWE COMPANIES Registrant

/s/ GENE S. MORPHIS
Gene S. Morphis Chief Financial Officer

Date: April 11, 2003