Form 10-Q
period 2003-06-01
ROWE COMPANIES
filed 2003-07-16
CIK 85417

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 1, 2003

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

N/A

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)  YES  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at June 1, 2003
Common stock, par value $1.00 per share	13,167,573 shares

THE ROWE COMPANIES

PART 1—FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 1, 2003	December 1, 2002
	(Unaudited)	(Audited)
	(in thousands)
ASSETS (Note 12)
CURRENT ASSETS
Cash and cash equivalents	$3,363	$274
Restricted cash collateralizing letters of credit	3,938	1,938
Accounts receivable, net (Note 4)	17,071	24,344
Notes receivable	100	200
Tax refund receivable	465	—
Inventories (Note 5)	31,455	37,207
Deferred income tax asset	1,955	2,118
Prepaid expenses and other	1,310	3,589

Total current assets	59,657	69,670

PROPERTY AND EQUIPMENT, net	42,263	51,769
GOODWILL (Note 13)	14,224	40,565
OTHER NONCURRENT ASSETS	11,283	12,288

	$127,427	$174,292

LIABILITIES (Note 12)
CURRENT LIABILITIES
Current maturities of long-term debt (Note 7)	$15,441	$5,945
Accounts payable and accrued liabilities	21,463	26,062
Payment due under earn-out obligation	—	12,800
Income taxes payable	—	1,464
Customer deposits	10,904	10,436

Total current liabilities	47,808	56,707

LONG-TERM DEBT (Note 7)	25,546	63,475
DEFERRED LIABILITIES	4,976	5,287

Total liabilities	78,330	125,469

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares authorized; issued shares 16,587,407 and 16,584,907, respectively; outstanding shares 13,167,573 and 13,165,370, respectively	16,587	16,585
CAPITAL IN EXCESS OF PAR VALUE	23,084	23,083
ACCUMULATED OTHER COMPREHENSIVE INCOME	(933)	(1,113)
RETAINED EARNINGS	32,316	32,224
Less treasury stock, 3,419,834 shares in 2003 and 3,419,537 shares in 2002, at cost	(21,957)	(21,956)

Total stockholders’ equity	49,097	48,823

	$127,427	$174,292

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 1, 2003 AND JUNE 2, 2002

(Unaudited)

	Three Months Ended		Six Months Ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(in thousands—except per share amounts)
Net shipments	$68,059	$67,582	$131,778	$133,327
Cost of shipments	(44,096)	(43,288)	(85,472)	(85,795)

Gross profit	23,963	24,294	46,306	47,532

Selling and administrative expenses	(24,270)	(24,617)	(46,954)	(47,588)
Retail restructuring and other charges (Note 6)	(125)	(2,089)	(125)	(2,089)

Operating loss	(432)	(2,412)	(773)	(2,145)

Interest expense	(1,036)	(633)	(2,372)	(1,413)
Other income	411	528	806	1,010

Loss from continuing operations before taxes	(1,057)	(2,517)	(2,339)	(2,548)

Tax benefit	(415)	(793)	(885)	(783)

Net loss from continuing operations	(642)	(1,724)	(1,454)	(1,765)

Earnings from discontinued operations, net of tax expense of $165, $211, $664 and $871, respectively (Note 12)	269	358	1,084	1,098

Gain on sale of Mitchell Gold, net of tax benefit of $1,473 (Note 12)	462	—	462	—

Net earnings (loss)	$89	$(1,366)	$92	$(667)

Net loss from continuing operations per common share	$(0.05)	$(0.13)	$(0.11)	$(0.13)

Net earnings (loss) per common share	$0.01	$(0.10)	$0.01	$(0.05)

Weighted average common shares	13,167	13,139	13,166	13,137

Net loss from continuing operations per common share assuming dilution	$(0.05)	$(0.13)	$(0.11)	$(0.13)

Net earnings (loss) per common share assuming dilution	$0.01	$(0.10)	$0.01	$(0.05)

Weighted average common shares and equivalents	13,188	13,139	13,200	13,137

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

ENDED JUNE 1, 2003 AND JUNE 2, 2002

UNAUDITED

	2003	2002
	(in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
Cash received from customers	$152,855	$161,058
Cash paid to suppliers and employees	(146,303)	(153,455)
Income taxes paid, net of refunds	881	3,194
Interest paid	(2,786)	(2,351)
Other receipts—net	806	1,147

Net cash and cash equivalents provided by (used in) operating activities	5,453	9,593

Cash flows from investing activities:
Payments received on notes receivable	100	—
Increase in cash surrender value	(54)	—
Proceeds from sale of Mitchell Gold	39,573	—
Payments under earn-out and related obligations	(15,759)	—
Capital expenditures	(632)	(907)

Net cash provided by (used in) investing activities	23,228	(907)

Cash flows from financing activities:
Cash deposited under letters of credit	(2,000)	—
Net borrowings (repayments) under line of credit	—	(9,368)
Proceeds from issuance of long-term debt	10,086	40,770
Payments to reduce long-term debt	(33,664)	(45,547)
Payments to reduce loans on cash surrender value	(16)	—
Proceeds from issuance of common stock	3	25
Purchase of treasury stock	(1)	(16)

Net cash provided by (used in) financing activities	(25,592)	(14,136)

Net increase (decrease) in cash and cash equivalents	3,089	(5,450)
Cash and cash equivalents at beginning of period	274	9,457

Cash and cash equivalents at end of period	$3,363	$4,007

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

ENDED JUNE 1, 2003 AND JUNE 2, 2002

UNAUDITED

Reconciliation of Net Earnings (Loss) to Net Cash

Provided By Operating Activities:

	2003	2002
	(in thousands)
Net earnings (loss)	$92	$(667)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Pretax loss on disposition of assets on Mitchell Gold	1,011	—
Depreciation and amortization	3,363	4,348
Provision for deferred compensation	133	83
Payments made for deferred compensation	(156)	(2,682)
Provision for losses on accounts receivable	166	425
Loss (gain) on disposition of assets	—	136
Change in operating assets and liabilities net of effect of acquisition/disposition of business:
Decrease (increase) in accounts receivable	785	(1,764)
Decrease (increase) in inventories	(257)	2,640
Decrease (increase) in prepaid expenses and other	1,270	357
Decrease (increase) in other assets	600	1,094
Increase (decrease) in accounts payable	897	(2,308)
Increase (decrease) in accrued expenses	(2,107)	3,763
Increase (decrease) in income taxes payable	(812)	3,282
Increase (decrease) in customer deposits	468	886

Total adjustments	5,361	10,260

Net cash provided by operating activities	$5,453	$9,593

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies operates primarily through Rowe Furniture, Inc., its core upholstered furniture manufacturing subsidiary, and Storehouse, Inc., a 60 store retail furniture chain.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 1, 2003 and the results of operations and cash flows for the three and six month periods ended June 1, 2003 and June 2, 2002. Selling and administrative expenses include $1,197,000 and $1,166,000 of retail delivery expenses for the three months ended June 1, 2003 and June 2, 2002, respectively, and $2,404,000 and $2,334,000 of retail delivery expenses for the six months ended June 1, 2003 and June 2, 2002, respectively.

Note 3 -	The results of operations for the three and six months ended June 1, 2003 and June 2, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retailers in the residential home furnishings industry, including traditional furniture retailers and specialty home furnishings stores. Management performs continuing credit evaluations of its customers’ financial condition and although generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of June 1, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Note 5 -	Inventory components are as follows:

	June 1, 2003	December 1, 2002
	(in thousands)
Retail merchandise	$19,136	$17,683
Finished goods	1,694	2,495
Work-in-process	3,287	3,924
Raw materials	7,338	13,105

	$31,455	$37,207

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 -	As previously reported, the Company restructured its retail operations by combining two subsidiaries into one, to operate under the Storehouse name. During 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring; $2,319,000 in the second quarter (of which $230,000 was reported in selling and administrative expenses), and an additional $262,000 in the fourth quarter, for a total of $2,581,000. Of this total, $2,062,000 was utilized during 2002, with the remaining $519,000 reserve available for lease termination costs expected to be incurred in 2003 and beyond. Through June 1, 2003, $177,000 has been expended in monthly lease payments and costs to sublease space. During the three months ended June 1, 2003, the Company entered into a sublease for certain space previously utilized by Home Elements. Based upon the terms of the sublease, the Company recorded an additional $125,000 charge for lease termination costs.

The estimates of lease termination costs are based in part on third-party advice regarding the time required to sub-lease such space as well as the rate per square foot at which such space may be subleased. Actual time to sublease and the rate per square foot of any subleases may differ from such estimates. As conditions warrant, the Company will make appropriate adjustments to these estimates. The following table outlines the components of the restructuring and related charges recorded as of December 1, 2002, including non-cash components of the charges and the balance of the reserve account at June 1, 2003:

	Original Charges	Non-Cash Write- Downs	Revisions and Fixed Asset Charges	Paid To Date	June 1, 2003 Reserve Balance
	(in thousands)
Non-cash write-downs of fixed assets to net realizable value	$494	$494	$(494)	$—	$—
Employee termination benefits (20 administrative personnel)	359	—	(99)	260	—
Lease termination costs	720	—	387	640	467
Moving and relocation costs	130	—	(43)	87	—
Other costs	616	—	210	826	—

	$2,319	$494	$(39)	$1,813	$467

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 -	The following table shows the components of the long-term debt of the Company as of June 1, 2003:

	June 1, 2003	December 1, 2002
	(in thousands)
Capital lease obligation	$14,304	$22,763
Revolving bank loan	13,506	18,892
Term loans	4,000	13,669
Mortgage loans	9,177	9,241
Industrial revenue bond	—	4,855

	40,987	69,420
Less current maturities	15,441	5,945

	$25,546	$63,475

Utilizing proceeds from the sale of Mitchell Gold (see Note 12), in addition to cash from operations, significant reductions in the Company’s outstanding debt occurred during the six months ended June 1, 2003. The industrial revenue bond, which financed the construction of Mitchell Gold’s manufacturing facility, was assumed by the purchaser. All debt that pre-dated the Company’s restructuring of its debt in May 2002 has been repaid, except for the capital lease obligation. The Company is soliciting proposals for refinancing the capital lease obligation, or extending the capital lease obligation, which is due in full in December 2003.

In addition to reducing the outstanding balances of long-term debt, certain changes in the interest rates charged on the Company’s debt have also been achieved. The capitalized lease obligation bears interest at prime plus 1%, reduced post-Mitchell Gold from a blended rate of prime plus 2% and prime plus 3%, for a current rate of 5.75%.

The revolving bank loan and term loan bear interest at 30 day LIBOR plus a spread of 2.75% and 3%, respectively, currently 4.05% and 4.30%, respectively. The Company has the option to use 30, 60, or 90 day LIBOR as the base rate for the term and revolving loans. Should the revolving loan increase after locking in a base rate, interest on the increased principal is based on prime plus 1%.

The term loan requires quarterly principal payments of $250,000, and both the term and revolving loans expire in May 2007.

The mortgage loans bear interest at 7.75%, and require monthly principal payments based on a 25-year amortization period, with a balloon maturity in May 2012.

The Company is negotiating with its lenders for new covenants for its outstanding debt, in response to changes in the Company’s financial position due to the sale of Mitchell Gold.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(in thousands)		(in thousands)
Net earnings (loss ) available to basic and diluted shares	$89	$(1,366)	$92	$(667)

Weighted average common shares outstanding (Basic)	13,167	13,139	13,166	13,137
Effect of dilutive stock options	21	—	34	—

Weighted average common shares and equivalents outstanding (Diluted)	13,188	13,139	13,200	13,137

As of June 1, 2003 and June 2, 2002, there were 1,956,027 and 1,908,833 outstanding options, respectively, whose exercise price was equal to or greater than the average market price of the company’s common stock for the three and six months ended June 1, 2003 and June 2, 2002, respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

Note 9 -	The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe Furniture), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2003
Net shipments	$83,632	$57,981	$—	$(9,835)	$131,778
Earnings (loss) from continuing operations before taxes	3,590	(4,795)	(1,221)	87	(2,339)
Total assets	110,275	44,216	41,397	(68,461)	127,427

2002
Net shipments	$88,021	$53,934	$—	$(8,628)	$133,327
Earnings (loss) from continuing operations before taxes	5,922	(7,580)	(913)	23	(2,548)
Total assets	118,554	45,039	34,993	(65,802)	132,784

Effective April 2, 2003, the Company sold its Mitchell Gold manufacturing subsidiary, which had been included as a component of its manufacturing segment (see Note 12). All previously reported amounts have been restated to reflect Mitchell Gold’s operating results as a component of discontinued operations. For the 2002 table shown above, the following amounts relating to Mitchell Gold have been excluded: net shipments of $28,609,000; pre-tax earnings of $1,969,000; and total assets of $32,424,000.

Note 10 -	The components of comprehensive income (loss) for the three and six months ended June 1, 2003 and June 2, 2002, are shown below:

	Three Months Ended		Six Months Ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(in thousands)
Net earnings (loss)	$89	$(1,366)	$92	$(667)
Other comprehensive income (loss), net of tax:
Unrealized loss on derivatives	(52)	(97)	(213)	(188)
Payments transferred to expense	186	191	393	367

Comprehensive income (loss)	$223	$(1,272)	$272	$(488)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 11 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(in thousands, except per share amounts)
Net earnings (loss), as reported	$89	$(1,366)	$92	$(667)
Earnings (loss) per share, basic, as reported	$0.01	$(0.10)	$0.01	$(0.05)
Earnings (loss) per share, diluted, as reported	$0.01	$(0.10)	$0.01	$(0.05)

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$37	$38	$116	$80

Pro forma net earnings (loss), including the impact of applying the fair value based method	$52	$(1,404)	$(24)	$(747)

Pro forma earnings (loss) per share, basic	$0.00	$(0.11)	$(0.00)	$(0.06)
Pro forma earnings (loss) per share, diluted	$0.00	$(0.11)	$(0.00)	$(0.06)

Note 12 -	During April 2003, the Company reached agreement with the purchaser and announced the sale of its Mitchell Gold manufacturing subsidiary, effective as of the close of business April 2, 2003. At the time of the sale, Mitchell Gold’s financial statements included total assets of $47,116,000 and liabilities of $10,051,000, consisting of the following major classes of assets:

Accounts receivable, net	$6,065,000
Inventory	6,488,000
Property and equipment, net	7,003,000
Goodwill	26,342,000
Other miscellaneous assets	1,218,000

Total assets	$47,116,000

Accounts payable and accrued expenses	$5,196,000
Long-term debt	4,855,000

Total liabilities	$10,051,000

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Proceeds from the sale, net of liabilities assumed, were approximately $39.6 million and are subject to adjustments for certain working capital items as of the closing date. The sale resulted in a gain, after taxes, of $462,000. The Company utilized the net proceeds to reduce outstanding debt by approximately $22.1 million, to pay expenses of the sale of approximately $4 million, and to pay the obligation under the long-term earn-out provisions of the original purchase agreement for Mitchell Gold.

Included in earnings from discontinued operations in the Company’s consolidated statement of operations for the three and six months ended June 1, 2003, were the following amounts associated with Mitchell Gold:

	Three Months Ended	Six Months Ended
	June 1, 2003	June 1, 2003
Net shipments	$5,210,000	$20,226,000
Earnings before taxes	$434,000	$1,748,000

Note 13 -	In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective as of the Company’s 2003 fiscal year that began December 2, 2002. SFAS No. 142 represents a change in accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized and that no later than May 31, 2003, goodwill be tested for impairment at reporting unit level by comparing the reporting unit’s carrying value to its fair value as of December 1, 2002. If any impairment is indicated, it must be measured and recorded before the end of fiscal 2003. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported by the end of the second quarter of fiscal 2003 as a cumulative effect of a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

The change in goodwill from December 1, 2002, to June 1, 2003 is due to the sale of Mitchell Gold.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended		Six Months Ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
	(in thousands)		(in thousands)
Net earnings (loss)	$89	$(1,366)	$92	$(667)
Goodwill amortization (including Mitchell Gold)	—	325	—	651

Adjusted net earnings (loss)	$89	$(1,041)	$92	$(16)

Reported basic and diluted EPS	$0.01	$(0.10)	$0.01	$(0.05)
Goodwill amortization	—	0.02	—	0.05

Adjusted basic and diluted EPS	$0.01	$(0.08)	$0.01	$(0.00)

Management has determined that there has been no impairment of the goodwill recorded in its financial statements. Goodwill is included in the total assets of the wholesale segment in its segment reporting

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Results of Operations:

Six Months Ended June 1, 2003 Compared to Six Months Ended June 2, 2002

Net shipments during the first six months of 2003 decreased by $1,549,000, or 1.2%, to $131,778,000 from $133,327,000 in 2002. The decrease in shipments resulted from decreased wholesale shipments, due to industry wide soft demand. Note that all amounts have been restated to reflect the results of operations at Mitchell Gold, sold during the second quarter of 2003, in discontinued operations for all periods presented.

For the wholesale segment, net shipments decreased $4.4 million, or 5.0%, to $83.6 million from $88.0 million. The decrease resulted primarily from reduced shipments to existing customers, due to industry wide soft demand, offset in part by some new customers. Included in the wholesale segment numbers above were shipments to the retail segment of $9.8 million in 2003, an increase of $1.2 million over the first six months of 2002.

In the retail segment, net shipments increased 7.5%, to $58.0 million from $53.9 million. Most product categories showed gains compared to last year. Retail operations benefited from management initiatives to improve promotional efficiency and selling effectiveness, and to strengthen performance of certain previously underperforming merchandise categories.

Gross profit during the first six months of 2003 decreased by $1,226,000, or 2.6%, to $46,306,000 from $47,532,000 in 2002. Gross margin, or gross profit as a percent of net shipments, decreased to 35.1% from 35.7% in 2002 due to lower manufacturing volume impacting fixed overhead absorption; higher transportation fuel costs early in the year; and markdowns taken to clear out certain slow moving inventory at Storehouse.

For the first six months of 2003, wholesale segment gross profit decreased $2.2 million, or 10.5%, from $20.6 million to $18.4 million. Gross margin decreased from 23.2% in 2002 to 22.0% in 2003. Lower volume unfavorably impacted fixed overhead absorption, which combined with higher fuel costs early in the year, accounted for the change in gross profit and margin. In the retail segment, gross profit for the first six months increased by 3.5%, or $0.9 million. Retail gross profit grew at a lesser rate than retail segment shipments due to markdowns taken to clear slow moving and excess product, resulting in a gross margin decrease from 49.8% to 47.9%.

Selling and administrative expenses during the first six months of 2003 decreased by $634,000, or 1.3%, to $46,954,000 from $47,588,000 in 2002. Approximately $328,000 of the decrease represents the cessation of goodwill amortization effective in fiscal year 2003 in accordance with new accounting regulations. Essentially all other categories of selling and administrative costs have declined in 2003 from 2002 levels, with the exception of warehouse costs in the retail segment. This area has been impacted unfavorably by the consolidation of two distribution center locations into one operation as part of the retail consolidation undertaken in 2002. Overall, manufacturing segment selling and administrative expenses declined by $1.1 million, to approximately $12.2 million in 2003 from $13.3 million in 2002. Retail segment costs, including retail restructuring and related charges, have decreased by $1.2 million to $31.6 million in 2003 from $32.8 million in 2002. Retail restructuring and related charges totaled $2.3 million in 2002, and $125,000 in 2003.

Operating losses were $(773,000) for the first six months of 2003 compared to $(2,145,000) in the prior year, primarily as a result of retail restructuring charges in 2002 of $2.3 million offset by lower net shipments due to

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

soft industry wide retail conditions and inclement winter weather, higher levels of clearance sales at lower margins, and costs to integrate and resolve problems at one retail distribution center.

Net interest expense increased from $1,413,000 in 2002 to $2,372,000 in 2003, primarily as a result of reclassifying payments on the Elliston facility lease from rent to interest expense, and amortization of deferred loan costs in 2003 as a result of the debt restructuring completed in May 2002.

Other income decreased $204,000 during the first six months of 2003, from $1,010,000 to $806,000.

Loss from continuing operations before taxes during the first six months of 2003 improved by $209,000 to $(2,339,000) from $(2,548,000) in 2002, reflecting lower sales, lower retail margins due to increased clearance sale activity, and higher interest costs, offset in part by lower goodwill amortization expense and the retail restructuring charges recorded in 2002.

The effective tax rate changed between 2002 and 2003 due primarily to the impact of non-deductible expense items, particularly goodwill amortization in 2002, on the calculation of tax expense.

Three Months Ended June 1, 2003 Compared to Three Months Ended June 2, 2002

Net shipments during the second quarter of 2003 increased by $477,000, or 0.7%, to $68,059,000 from $67,582,000 in 2002. The increase in shipments resulted from increased retail shipments, particularly due to increases in upholstery and bedroom furniture sales.

For the wholesale segment, net shipments decreased $3.9 million, or 8.4%, to $42.1 million from $46.0 million. The decrease resulted primarily from reduced shipments to existing customers, due to industry wide soft demand, offset in part by some new customers. Included in the wholesale segment numbers above were shipments to the retail segment of $4.6 million in 2003, an increase of $0.2 million over second quarter of 2002. In the retail segment, net shipments increased $4.0 million, or 15.1%, to $30.5 million from $26.5 million. Strong upholstery and bedroom furniture sales accounted for the retail sales increase.

Gross profit during the second quarter of 2003 decreased by $331,000, or 1.4%, to $23,963,000 from $24,294,000 in 2002. Gross margin decreased to 35.2% from 35.9% in 2002 due to lower manufacturing volume impacting fixed overhead absorption; higher fuel costs; and markdowns taken to clear out slow moving inventory at Storehouse.

For the second quarter of 2003, wholesale segment gross profit decreased $1.9 million, or 17.5%, from $11.0 million to $9.1 million. Gross margin decreased from 23.9% in 2002 to 21.5% in 2003. Lower volume unfavorably impacted fixed overhead absorption, which combined with higher fuel costs accounted for the decline in gross profit and gross margin. In the retail segment, gross profit increased by 11.7%, or $1.5 million. This is attributable to higher sales, partially offset by markdowns taken to clear slow moving and excess product, resulting in a gross margin decrease from 49.9% to 48.4%.

Selling and administrative expenses during the second quarter of 2003 decreased by $347,000, or 1.4%, to $24,270,000 from $24,617,000 in 2002. Approximately $164,000 of the decrease represents the cessation of goodwill amortization effective in fiscal year 2003 in accordance with new accounting regulations. Essentially all other categories of selling and administrative costs have declined in 2003 from 2002 levels, with the excep-

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

tion of warehouse costs in the retail segment. This area has been impacted unfavorably by the consolidation of two distribution center locations into one as part of the retail consolidation undertaken in 2002. Overall, manufacturing segment selling and administrative expenses declined by $0.4 million, to approximately $6.5 million in 2003 from $6.9 million in 2002. Retail segment costs have increased by $0.2 million to $16.0 million in 2003 from $15.8 million in 2002.

Operating losses were ($432,000) for the second quarter of 2003 compared to ($2,412,000) in the prior year. Retail restructuring charges in 2002 account for the bulk of the improvement.

Net interest expense increased from $633,000 in 2002 to $1,036,000 in 2003, primarily as a result of reclassifying payments on the Elliston facility lease from rent to interest expense, and amortization of deferred loan costs in 2003 as a result of the debt restructuring completed in May 2002. Lower balances as a result of paying down outstanding debt with the proceeds of the Mitchell Gold sale partially offset these other factors.

Other income decreased $117,000 during the second quarter of 2003, from $528,000 to $411,000.

Loss from continuing operations before taxes during the second quarter of 2003 improved by $1,460,000 to $(1,057,000) from $(2,517,000) in 2002, primarily reflecting the retail restructuring charges in 2002.

The effective tax rate changed between 2002 and 2003 due primarily to the impact of non-deductible expense items, particularly goodwill amortization in 2002, on the calculation of tax expense.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, long-lived asset valuations and impairments and inventory reserves.

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by operating activities was $5,453,000 during the first six months of 2003 versus $9,593,000 in 2002. Fluctuations in net cash used in operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes from 2002 to 2003 included the decrease in inventory, particularly leather, during the early part of 2002; a reduction in receivables due to lower wholesale segment sales; the payout of the deferred compensation plan during 2002; and the collection of the 2001 tax refund in early 2002.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $23,228,000 in 2003 and $(907,000) in 2002, primarily reflecting cash receipts and payments related to Mitchell Gold. Capital expenditures in both periods were generally routine information systems maintenance and upgrade projects.

Cash from Financing Activities

Net cash used in financing activities during the first six months of 2003 was $25,592,000 versus $14,136,000 during 2002. In 2002, the Company refinanced significant portions of its outstanding debt, including paying down approximately $14.1 million. During 2003, proceeds from the sale of Mitchell Gold were used to reduce outstanding debt by approximately $22 million. Proceeds from issuance of debt in 2003 reflect draws on the Company’s revolving working capital line, while reductions in the working capital line and other required debt service payments account for the remainder of the payments to reduce long-term debt. Cash deposited under letters of credit reflects money set aside to cover contingencies associated with the Mitchell Gold sale. The Company did not pay cash dividends on its common stock during any period covered by this report.

Contractual Obligations

The following summarizes our significant contractual obligations as of June 1, 2003:

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

	Payments by Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
	($ in thousands)
CONTRACTUAL OBLIGATIONS:
Operating leases	$13,742	$21,666	$9,397	$6,305	$51,110
Capital leases	14,304	—	—	—	14,304
Loans on life insurance				2,733	2,733
Revolving credit facility			13,506		13,506
Contractual maturities of long-term debt	1,137	2,279	1,288	8,473	13,177

Total contractual cash obligations	$29,183	$23,945	$24,191	$17,511	$94,830

Amount of Commitment Expiration Period
	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
OTHER COMMERCIAL COMMITMENTS:
Total commercial commitments			None

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

SFAS 144 and 146 will be applied to transactions as they occur.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The Company’s adoption of these statements did not have a material effect on its results of operations or financial position.

In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” The statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

Forward Looking Statements:

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redispo-

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

sition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

•	We may not be able to reach agreements with our lenders for new debt covenants and terms subsequent to the sale of Mitchell Gold.

As a result of the sale of Mitchell Gold, revisions to our debt covenants must be agreed upon with our lenders. The Company is negotiating with its lenders as to what appropriate covenants should be. While the Company anticipates reaching such agreements, continued softness in the home furnishings marketplace could cause reluctance on the part of lenders to continue to extend credit to the Company under terms the Company considers acceptable, requiring the Company to obtain financing from other lenders. There can be no assurance that such other financing would be available.

•	We may not be able to refinance the capital lease obligation that matures in December 2003.

The Company is currently soliciting proposals to refinance a capital lease obligation, which matures in December 2003. The capital lease is secured by certain manufacturing facilities. There can be no assurance that the Company will be successful in obtaining this financing, or that, if obtained, the financing will be on favorable terms and conditions.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Disclosures:

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Because the Company’s obligations under its term loans, revolving loans and lines of credit bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2003 fiscal year.

Item 4. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We review our internal controls for effectiveness on an ongoing basis. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Used Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders for The Rowe Companies was held on April 15, 2003, in McLean, Virginia. The shareholders approved the re-election of three individuals to the Board of Directors; Woodlief, Ptashek and Tofias. The shareholders also approved The 2003 Stock Option and Incentive Plan. Voting results are shown below:

	For	Against	Abstain	Broker Non-Votes
Election of directors:
Gerald O. Woodlief	11,466,678	1,008,656
Harvey I. Ptashek	11,471,875	1,003,459
Allan Tofias	11,735,295	740,039
Approval of The 2003 Stock Option Plan:	7,285,717	1,587,781	60,814	4,122,956

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits:

99.A—Certifications

b. Reports on Form 8-K:

On April 10, 2003, a Form 8K was filed announcing the sale of The Mitchell Gold Co. with the applicable press release. On April 17, 2003, a Form 8K was filed announcing the disposition of its subsidiary, The Mitchell Gold Co., with applicable pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE ROWE COMPANIES
Registrant

Date: July 16, 2003	/s/ Gene S. Morphis
Gene S. Morphis Chief Financial Officer

CERTIFICATIONS

I, Gerald M. Birnbach, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Rowe Companies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003
/s/ Gerald M. Birnbach
Gerald M. Birnbach Chairman of the Board and President

I, Gene S. Morphis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Rowe Companies;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 15, 2003	/s/ Gene S. Morphis
Gene S. Morphis Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.A	Certifications