Form 10-Q
period 2003-08-31
ROWE COMPANIES
filed 2003-10-10
CIK 85417

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2003   Commission File Number  1-10226
                               ---------------                          --------

                               THE ROWE COMPANIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                               54-0458563
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                           Identification No.)

1650 Tysons Boulevard, Suite 710, McLean, Virginia               22102
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           703-847-8670
--------------------------------------------------------------------------------

                                       N/A
-------------------------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report.

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

                                                      YES ____ No  X
                                                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.

             Class                                Outstanding at August 31, 2003
---------------------------------------           ------------------------------
Common stock, par value $1.00 per share                   13,167,573 shares

                               THE ROWE COMPANIES

                                      INDEX

Part I.  Financial Information                                                            Page
                                                                                          ----
         Consolidated Balance Sheets - August 31, 2003 and
                  December 1, 2002                                                           3

         Consolidated Statements of Operations - Three Months and Nine Months
                  Ended August 31, 2003 and September 1, 2002                                4

         Consolidated Statements of Cash Flows -  Nine Months
                  Ended August 31, 2003 and September 1, 2002                                5

         Notes to Consolidated Financial Statements                                          7

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 15

         Forward Looking Statements                                                         20

         Quantitative and Qualitative Disclosures about Market Risk                         21

         Controls and Procedures                                                            21

Part II. Other Information                                                                  23

                          PART 1 - FINANCIAL STATEMENTS

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                         August 31,         December 1,
                                                                            2003                2002
                                                                      ---------------     ---------------
                                                                        (Unaudited)          (Audited)
                                                                                 (in thousands)
ASSETS (Note 12)
CURRENT ASSETS
Cash and cash equivalents                                              $      6,240        $        274
Restricted cash collateralizing letters of credit                             3,938               1,938
Accounts receivable, net (Note 4)                                            19,613              24,344
Notes receivable                                                                100                 200
Tax refund receivable                                                           255                   -
Inventories (Note 5)                                                         32,066              37,207
Deferred income tax asset                                                     1,982               2,118
Prepaid expenses and other                                                    1,489               3,589
                                                                       ------------        ------------
         Total current assets                                                65,683              69,670

PROPERTY AND EQUIPMENT, net                                                  41,108              51,769
GOODWILL, net (Note 13)                                                      14,224              40,565
OTHER NONCURRENT ASSETS                                                      10,990              12,288
                                                                       ------------        ------------
                                                                       $    132,005        $    174,292
                                                                       ============        ============
LIABILITIES (Note 12)
CURRENT LIABILITIES
Current maturities of long-term debt (Note 7)                          $     15,441        $      5,945
Accounts payable and accrued liabilities                                     24,716              26,062
Payment due under earn-out obligation                                             -              12,800
Income taxes payable                                                              -               1,464
Customer deposits                                                            11,760              10,436
                                                                       ------------        ------------
     Total current liabilities                                               51,917              56,707

LONG-TERM DEBT (Note 7)                                                      26,251              63,475
DEFERRED LIABILITIES                                                          4,722               5,287
                                                                       ------------        ------------
     Total liabilities                                                       82,890             125,469
                                                                       ------------        ------------

STOCKHOLDERS' EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares
  authorized; issued shares 16,587,407 and 16,584,907, respectively;
  outstanding shares 13,167,573 and 13,165,370, respectively                 16,587              16,585
CAPITAL IN EXCESS OF PAR VALUE                                               23,084              23,083
OTHER COMPREHENSIVE INCOME                                                     (738)             (1,113)
RETAINED EARNINGS                                                            32,139              32,224
Less treasury stock, 3,419,834 shares in 2003 and
  3,419,537 shares in 2002, at cost                                         (21,957)            (21,956)
                                                                       ------------        ------------
     Total stockholders' equity                                              49,115              48,823
                                                                       ------------        ------------
                                                                       $    132,005        $    174,292
                                                                       ============        ============

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                                            Three Months Ended               Nine Months Ended
                                                                        August 31,     September 1,      August 31,    September 1,
                                                                              2003             2002            2003            2002
                                                                       ------------   --------------    ------------   -------------
                                                                              (in thousands - except per share amounts)
Net shipments                                                          $   70,152      $   69,094        $  201,930     $  202,420
Cost of shipments                                                          44,701          45,530           130,173        131,324
                                                                       ----------      ----------        ----------     ----------
   Gross profit                                                            25,451          23,564            71,757         71,096

Selling and administrative expenses (Note 14)                              24,431          23,523            71,385         71,112
Retail restructuring and other charges (Note 6)                                 -               -               125          2,089
                                                                       ----------      ----------        ----------     ----------
   Operating income (loss)                                                  1,020              41               247         (2,105)

Interest expense                                                           (1,075)         (1,494)           (3,447)        (2,907)
Other income                                                                   41             469               847          1,479
                                                                       ----------      ----------        ----------     ----------
   Loss from continuing operations before taxes (Note 12)                     (14)           (984)           (2,353)        (3,533)

Tax expense (benefit)                                                         164            (362)             (721)        (1,146)
                                                                       ----------      ----------        ----------     ----------
 Net loss from continuing operations                                         (178)           (622)           (1,632)        (2,387)

Earnings from discontinued operations, net of tax
   expense of $0, $820, $664 and $1,691, respectively (Note 12)                 -           1,176             1,084          2,274

Gain on sale of Mitchell Gold, net of tax benefit of $1,473 (Note 12)           -               -               462              -
                                                                       ----------      ----------        ----------     ----------
Net earnings (loss)                                                    $     (178)     $      554        $      (86)    $     (113)
                                                                       ==========      ==========        ==========     ==========
Net loss from continuing operations per common share                   $    (0.01)     $    (0.05)       $    (0.12)    $    (0.18)

Net earnings (loss) per common share                                   $    (0.01)     $     0.04        $    (0.01)    $    (0.01)

Weighted average common shares                                             13,168          13,166            13,166         13,147
                                                                       ==========      ==========        ==========     ==========
Net loss from continuing operations
   per common share assuming dilution                                  $    (0.01)     $    (0.05)       $    (0.12)    $    (0.18)

Net earnings (loss) per common share assuming dilution                 $    (0.01)     $     0.04        $    (0.01)    $    (0.01)

Weighted average common shares and equivalents                             13,168          13,195            13,166         13,147
                                                                       ==========      ==========        ==========     ==========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002
UNAUDITED
--------------------------------------------------------------------------------

                                                                     2003            2002
                                                                  ----------      ----------
                                                                        (in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
   Cash received from customers                                   $  221,518      $  245,143
   Cash paid to suppliers and employees                             (213,108)       (233,364)
   Income tax refunds received, net                                    1,258           3,167
   Interest paid                                                      (3,862)         (4,211)
   Other receipts - net                                                  848           1,614
                                                                  ----------      ----------
Net cash and cash equivalents provided by
  operating activities                                                 6,654          12,349
                                                                  ----------      ----------

Cash flows from investing activities:
   Payments received on notes receivable                                 100               -
   Increase in cash surrender value                                      (89)              -
   Proceeds from sale of Mitchell Gold                                39,573               -
   Payments under earn-out and related obligations                   (15,759)              -
   Capital expenditures                                               (1,626)         (2,138)
                                                                  ----------      ----------
Net cash provided by (used in) investing activities                   22,199          (2,138)
                                                                  ----------      ----------

Cash flows from financing activities:
   Cash deposited under letters of credit                                  -          (1,938)
   Net borrowings (repayments) under line of credit                        -          (9,368)
   Draws under working capital revolving loan                         12,570           3,697
   Repayments under working capital revolving loan                   (16,968)              -
   Proceeds from issuance of long-term debt                                -          39,442
   Payments to reduce long-term debt                                 (18,475)        (47,521)
   Payments to reduce loans on cash surrender value                      (16)              -
   Proceeds from issuance of common stock                                  3              39
   Purchase of treasury stock                                             (1)            (16)
                                                                  ----------      ----------
Net cash used in financing activities                                (22,887)        (15,665)
                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                   5,966          (5,454)
Cash and cash equivalents at beginning of period                         274           9,457
                                                                  ----------      ----------
Cash and cash equivalents at end of period                        $    6,240      $    4,003
                                                                  ==========      ==========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
ENDED AUGUST 31, 2003 AND SEPTEMBER 1, 2002
UNAUDITED
--------------------------------------------------------------------------------

Reconciliation of Net Earnings (Loss) to Net Cash
Provided By Operating Activities:

                                                                     2003            2002
                                                                  ----------      ----------
                                                                        (in thousands)
Net loss                                                          $      (86)     $     (113)
                                                                  ----------      ----------
Adjustments to reconcile net loss to net cash
provided by operating activities:
   Pretax loss on disposition of Mitchell Gold assets                  1,011               -
   Depreciation and amortization                                       5,422           6,600
   Provision for deferred compensation                                   143             151
   Payments made for deferred compensation                              (180)         (2,742)
   Provision for losses on accounts receivable                           228             448
   Loss (gain) on disposition of assets                                    -             135
   Change in operating assets and liabilities net of effect
         of acquisition/disposition of business:
      Decrease (increase) in accounts receivable                      (1,562)         (4,473)
      Decrease (increase) in inventories                                (867)          2,377
      Decrease (increase) in prepaid expenses and other                1,571            (345)
      Decrease (increase) in other assets                                881           1,159
      Increase (decrease) in accounts payable                           (397)            128
      Increase (decrease) in accrued expenses                           (563)          3,168
      Increase (decrease) in income taxes payable                       (272)          3,712
      Increase (decrease) in customer deposits                         1,325           2,144
                                                                  ----------      ----------
         Total adjustments                                             6,740          12,462
                                                                  ----------      ----------
Net cash provided by operating activities                         $    6,654      $   12,349
                                                                  ==========      ==========

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 1 - The Rowe Companies operates primarily through Rowe Furniture, Inc., its core upholstered furniture manufacturing subsidiary, and Storehouse, Inc., a 60-store retail furniture chain.

Note 2 - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 31, 2003 and the results of operations and cash flows for the three and nine-month periods ended August 31, 2003 and September 1, 2002. Selling and administrative expenses include $1,382,000 and $1,177,000 of retail delivery expenses for the three months ended August 31, 2003 and September 1, 2002, respectively, and $3,786,000 and $3,511,000 of retail delivery expenses for the nine months ended August 31, 2003 and September 1, 2002, respectively.

Note 3 - The results of operations for the three and nine months ended August 31, 2003 and September 1, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 4 - Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retailers in the residential home furnishings industry, including traditional furniture retailers and specialty home furnishings stores. Management performs continuing credit evaluations of its customers' financial condition and although generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of August 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Note 5 -  Inventory components are as follows:

                                     August 31,     December 1,
                                           2003            2002
                                           ----            ----
                                             (in thousands)

          Retail merchandise             17,682          17,683
          Finished goods                  2,302           2,495
          Work-in-process                 3,089           3,924
          Raw materials                   8,993          13,105
                                       --------        --------
                                       $ 32,066        $ 37,207
                                       ========        ========

          The December 1, 2002 amounts include inventories of its Mitchell Gold subsidiary, consisting of $4.2 million of raw materials; $0.6 million of work-in-process; $1.1 million of finished goods. Mitchell Gold was subsequently sold. (See Note 12.)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 6 - As previously reported, the Company restructured its retail operations by combining the former Home Elements subsidiary into Storehouse, to operate under the Storehouse name. During 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring; $2,319,000 in the second quarter (of which $230,000 was reported in selling and administrative expenses), and an additional $262,000 in the fourth quarter, for a total of $2,581,000. Of this total, $2,062,000 was utilized during fiscal 2002, with the remaining $519,000 reserve available for lease termination costs expected to be incurred in fiscal 2003 and beyond. Through August 31, 2003, $371,000 of the reserve has been expended in monthly lease payments and costs to sublease space, with $273,000 remaining in the reserve as of that date. During the three months ended June 1, 2003, the Company entered into a sublease for certain space previously utilized by Home Elements. Based upon the terms of the sublease, the Company recorded an additional $125,000 charge for lease termination costs.

          The estimates of lease termination costs are based in part on third-party advice regarding the time required to sub-lease such space as well as the rate per square foot at which such space may be subleased. Actual time to sublease and the rate per square foot of any subleases may differ from such estimates. As conditions warrant, the Company will make appropriate adjustments to these estimates. The following table outlines the components of the restructuring and related charges recorded as of December 1, 2002, including non-cash components of the charges and the balance of the reserve account at August 31, 2003:

                                                                         Revisions                August 31,
                                                                         and Fixed                   2003
                                               Original      Non-Cash      Asset       Paid        Reserve
                                                Charges    Write-downs    Charges     To Date      Balance
                                                -------    -----------    -------     -------      -------
                                                                       (in thousands)
          Non-cash write-downs of fixed
           assets to net realizable value         $ 494          $ 494     $ (494)    $     -       $   -
          Employee termination benefits
           (20 administrative personnel)            359              -        (99)        260           -
          Lease termination costs                   720              -        387         834         273
          Moving and relocation costs               130              -        (43)         87           -
          Other costs                               616              -        210         826           -
                                                -------          -----     ------     -------       -----
                                                $ 2,319          $ 494     $  (39)    $ 2,007       $ 273
                                                =======          =====     ======     =======       =====

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 7 -  The following table shows the components of the long-term debt of the
          Company:

                                              August 31,     December 1,
                                                 2003           2002
                                             ------------   ------------
                                                   (in thousands)

          Capital lease obligation              $ 14,304        $ 22,763
          Revolving bank loan                     14,494          18,892
          Term loan                                3,750          13,669
          Mortgage loans                           9,144           9,241
          Industrial revenue bond                     -            4,855
                                                --------        --------
                                                  41,692          69,420
          Less current maturities                 15,441           5,945
                                                --------        --------
                                                $ 26,251        $ 63,475
                                                ========        ========

          Utilizing proceeds from the sale of Mitchell Gold (see Note 12), in addition to cash from operations, significant reductions in the Company's outstanding debt occurred during the nine months ended August 31, 2003. The industrial revenue bond, which financed the construction of Mitchell Gold's manufacturing facility, was assumed by the purchaser. All debt that pre-dated the Company's restructuring of its debt in May 2002 has been repaid, except for the capital lease obligation. The Company is seeking to obtain proposals for refinancing the capital lease obligation, or an extension of the capital lease obligation, which is due in full in December 2003.

          In addition to reducing the outstanding balances of long-term debt, certain reductions in the interest rates charged on the Company's debt have occurred. The interest rate reductions have resulted from achieving certain financial performance criteria in the existing loan agreements (resulting in lower spreads over base rates) and declining market interest rates. The capitalized lease obligation bears interest at prime plus 1%, reduced following the sale of Mitchell Gold from a blended rate of prime plus 2% and prime plus 3%, for a current rate of 5.00%.

          The revolving bank loan and term loan bear interest at 30 day LIBOR plus a spread of 2.00% and 2.25% respectively, currently 3.13% and 3.38%, respectively. The Company has the option to use 30, 60, or 90 day LIBOR as the base rate for the term and revolving loans. Should the revolving loan increase after locking in a base rate, interest on the increased principal is based on prime plus 1%.

          The term loan requires quarterly principal payments of $250,000, and both the term and revolving loans expire in May 2007.

          The mortgage loans bear interest at 7.75%, and require monthly principal payments based on a 25-year amortization period, with a balloon maturity in May 2012.

          The Company was in compliance with its existing debt covenants as of August 31, 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

          Management is in discussion with its lenders to modify the terms of the existing term and revolving credit facilities to reflect (a) reduced collateral for asset based loans from the sale of Mitchell Gold; (b) elimination of earnings and cash flow from operations due to the sale of Mitchell Gold and (c) lower outstanding debt as a result of using net proceeds from the sale of Mitchell Gold to reduce existing loan balances. Weakening of, or other adverse developments concerning operating performance, could limit the availability of funds to us, or adversely affect the price at which such funds may be available. In addition, if we are unable to modify the operating covenants under our existing term and revolving credit facilities, we will be in default of these covenants. No assurance can be given that we will be successful in our efforts to modify the covenants.

Note 8 - The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

                                                                         Three Months Ended    Nine Months Ended
                                                                        --------------------  --------------------
                                                                        August 31,  Sept. 1,  August 31,  Sept. 1,
                                                                           2003       2002       2003       2002
                                                                        ----------  --------  ----------  --------
                                                                                       (in thousands)
          Net earnings (loss) available to basic and diluted shares      $  (178)   $   554    $   (86)   $  (113)
                                                                         =======    =======    =======    =======
          Weighted average common shares outstanding (Basic)              13,168     13,166     13,166     13,147
          Effect of dilutive stock options                                     -         29          -          -
                                                                         -------    -------    -------    -------
          Weighted average common shares and
             equivalents outstanding (Diluted)                            13,168     13,195     13,166     13,147
                                                                         =======    =======    =======    =======

          As of August 31, 2003 and September 1, 2002, there were 1,706,990 and 1,816,562 outstanding options, respectively, whose exercise price was equal to or greater than the average market price of the Company's common stock for the three and nine months ended August 31, 2003 and September 1, 2002, respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, 59,000 and 76,500 options have been excluded from the 2003 (both three and nine months ended August 31, 2003) and the nine months ended September 1, 2002 calculations, respectively, due to their anti-dilutive effect in conjunction with the net losses incurred for those periods.

Note 9 - The Company's operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe Furniture), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

                                                Wholesale     Retail
                                                  Home         Home
                                               Furnishings  Furnishings           Inter-segment
                                                 Segment      Segment     Other   Eliminations   Consolidated
                                               ==============================================================
                                                                      (in thousands)
          Nine Months Ended August 31, 2003
          ---------------------------------

          Revenue                               $127,156     $ 89,202    $     -    $(14,428)     $201,930
          Pre-tax earnings (loss) from
             continuing operations                 5,844       (6,301)    (2,065)        169        (2,353)
          Total assets                           117,190       44,233     42,346     (71,764)      132,005

          Nine Months Ended September 1, 2002
          -----------------------------------

          Revenue                               $133,974     $ 82,187    $     -    $(13,741)     $202,420
          Pre-tax earnings (loss) from
             continuing operations                 9,416      (11,193)    (1,619)       (137)       (3,533)
          Total assets                           121,370       45,334     36,459     (70,241)      132,922

          Effective April 2, 2003, the Company sold its Mitchell Gold manufacturing subsidiary, which had been included as a component of its wholesale segment. All previously reported amounts have been restated to reflect Mitchell Gold's operating results as a component of discontinued operations. For the 2002 table shown above, the following amounts relating to Mitchell Gold have been excluded: net shipments of $45,052,000; pre-tax earnings of $3,965,000; and total assets of $36,771,000.

Note 10- The components of comprehensive income (loss) for the three and nine months ended August 31, 2003 and September 1, 2002, are shown below:

                                                            Three Months Ended      Nine Months Ended
                                                          ---------------------    --------------------
                                                          August 31,   Sept. 1,    August 31,   Sept. 1,
                                                             2003        2002        2003         2002
                                                          ----------   --------    ----------   --------
                                                                           (in thousands)
          Net earnings (loss)                              $  (178)    $   554      $   (86)    $  (113)

          Other comprehensive income (loss), net of tax:
             Unrealized gain (loss) on derivatives              14        (382)        (199)       (570)
             Payments transferred to expense                   181         189          574         556
                                                           -------     -------      -------     -------
          Comprehensive income (loss)                      $    17     $   361      $   289     $  (127)
                                                           =======     =======      =======     ========

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

Note 11- The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company's awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company's Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

                                                                      Three Months Ended    Nine Months Ended
                                                                     --------------------  --------------------
                                                                     August 31,  Sept. 1,  August 31,  Sept. 1,
                                                                        2003       2002       2003       2002
                                                                     ----------  --------  ----------  --------
                                                                     (in thousands, except per share amounts)

          Net earnings (loss), as reported                            $  (178)    $  554    $   (86)   $  (113)
          Earnings (loss) per share, basic, as reported               $ (0.01)    $ 0.04    $ (0.01)   $ (0.01)
          Earnings (loss) per share, diluted, as reported             $ (0.01)    $ 0.04    $ (0.01)   $ (0.01)

          Stock-based employee compensation cost, net
          of related taxes, included in net earnings as reported            -          -          -          -

          Stock-based employee compensation cost, net
          of related taxes, that would have been included in net
          earnings if the fair value based method had been applied    $    21     $   15    $   137    $    95

          Pro forma net earnings (loss), including the impact of
          applying the fair value based method                        $  (199)    $  539    $  (223)   $  (208)

          Pro forma earnings (loss) per share, basic                  $ (0.02)    $ 0.04    $ (0.02)   $ (0.02)
          Pro forma earnings (loss) per share, diluted                $ (0.02)    $ 0.04    $ (0.02)   $ (0.02)

Note 12 - During April 2003, the Company reached agreement with the purchaser and announced the sale of its Mitchell Gold manufacturing subsidiary, effective as of the close of business April 2, 2003. At the time of the sale, Mitchell Gold's financial statements included total assets of $47,116,000 and liabilities of $10,051,000, consisting of the following major classes of assets and liabilities:

          Accounts receivable, net                $ 6,065,000
          Inventory                                 6,488,000
          Property and equipment, net               7,003,000
          Goodwill                                 26,342,000
          Other miscellaneous assets                1,218,000
                                                  -----------
          Total assets                            $47,116,000
                                                  ===========

          Accounts payable and accrued expenses   $ 5,196,000
          Long-term debt                            4,855,000
                                                  -----------
          Total liabilities                       $10,051,000
                                                  ===========

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

          Proceeds from the sale, net of liabilities assumed, were approximately $39.6 million. The sale resulted in a gain, after taxes, of $462,000. The Company utilized the net proceeds to reduce outstanding debt by approximately $22.1 million, to pay expenses of the sale of approximately $4 million, and to pay the obligation under the long-term earn-out provisions of the original purchase agreement for Mitchell Gold.

          Included in earnings from discontinued operations in the Company's consolidated statement of operations for the three and nine months ended August 31, 2003, were the following amounts associated with Mitchell Gold:

                                    Three Months        Nine Months
                                       Ended               Ended
                                   Aug. 31, 2003       Aug. 31, 2003
                                  --------------       -------------
          Net shipments           $ -                  $ 20,226,000
          Earnings before taxes   $ -                   $ 1,748,000

Note 13 - In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective as of the Company's 2003 fiscal year that began December 2, 2002. SFAS No. 142 represents a change in accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized and that no later than May 31, 2003, goodwill be tested for impairment at reporting unit level by comparing the reporting unit's carrying value to its fair value as of December 1, 2002. If any impairment is indicated, it must be measured and recorded before the end of fiscal 2003. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported by the end of the second quarter of fiscal 2003 as a cumulative effect of a change in accounting principle, and that the income per share effects of the accounting change be separately disclosed.

          The change in goodwill from December 1, 2002, to August 31, 2003 is due to the sale of Mitchell Gold.

                                          Three Months Ended         Nine Months Ended
                                        ----------------------    -----------------------
                                         August 31,   Sept. 1,     August 31,    Sept. 1,
                                            2003        2002         2003         2002
                                        ----------   ---------    ----------   ----------
                                                         (in thousands)
Net earnings (loss)                       $   (178)  $    554     $   (86)      $    (113)
Goodwill amortization                            -        326           -             977
                                          --------   --------     -------       ---------
Adjusted net earnings (loss)              $   (178)  $    880     $   (86)      $     864
                                          ========   ========     =======       =========
Reported basic and diluted EPS            $  (0.01)  $   0.04     $ (0.01)      $   (0.01)
Goodwill amortization                            -       0.03           -            0.07
                                          --------   --------     -------       ---------
Adjusted basic and diluted EPS            $  (0.01)  $   0.07     $ (0.01)      $    0.06
                                          ========   ========     =======       =========

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
--------------------------------------------------------------------------------

          Management has determined that there has been no impairment of the goodwill recorded in its financial statements. Goodwill is included in the total assets of the wholesale segment in its segment reporting.

Note 14 - During the three months ended August 31, 2003, the Company performed an evaluation of Storehouse's assets, including its store portfolio, as required by FAS 144, and concluded that certain store locations were not generating sufficient cash flow to support their fixed depreciation charges. The Company recorded a non-cash impairment charge of approximately $491,000 to write-down the value of the fixed assets at those locations. The Company is still evaluating specific actions for each impaired location.

Note 15 - The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Results of Operations:

Nine Months Ended August 31, 2003 Compared to Nine Months Ended September 1,
---------------------------------------------------------------------------
2002
----

All amounts have been restated to reflect the results of operations of Mitchell Gold, sold during the second quarter of 2003, in discontinued operations for all periods presented.

Net shipments during the first nine months of 2003 decreased by $490,000, or 0.2%, to $201,930,000 from $202,420,000 in 2002. The decrease in shipments resulted from decreased wholesale shipments, due to industry wide soft demand.

For the wholesale segment, net shipments decreased $6.8 million, or 5.1%, to $127.2 million from $134.0 million. The decrease resulted primarily from reduced shipments to existing customers, due to industry wide soft demand, offset in part by some new customers. Included in the wholesale segment numbers above were shipments to the retail segment of $14.4 million in 2003, an increase of $0.7 million over the first nine months of 2002.

In the retail segment, net shipments increased 8.5%, to $89.2 million from $82.2 million. Most product categories showed gains compared to last year. Retail operations benefited from management initiatives to improve promotional efficiency and selling effectiveness and from increased sales of upholstery, wall units and bedroom furniture.

Gross profit during the first nine months of 2003 increased by $661,000, or 0.9%, to $71,757,000 from $71,096,000 in 2002. Gross margin, or gross profit as a percent of net shipments, increased to 35.5% from 35.1% in 2002 due to improved retail margins and an increase in retail shipments as a percent of total shipments.

For the first nine months of 2003, wholesale segment gross profit decreased $3.4 million, or 10.6%, from $31.7 million to $28.3 million. Gross margin decreased from 23.7% in 2002 to 22.3% in 2003. Lower volume unfavorably impacted fixed overhead absorption, which combined with higher fuel costs early in the year, accounted for the change in gross profit and margin. In the retail segment, gross profit for the first nine months increased by 9.5%, or $3.8 million. Reduced inventory adjustments in 2003 caused gross profit to increase faster than shipments, as well as accounting for the increase in gross margin from 48.0% to 48.5%.

Selling and administrative expenses during the first nine months of 2003 increased by $273,000, or 0.4%, to $71,385,000 from $71,112,000 in 2002. Retail distribution costs have been impacted unfavorably by costs incurred in the consolidation of two distribution center locations into one operation as part of the retail consolidation undertaken in 2002. Additionally, during 2003, the Company recorded a $491,000 charge for impairment relating to certain unprofitable retail stores (see Note 14). The cessation of goodwill amortization effective in fiscal year 2003 in accordance with new accounting regulations reduced selling and administrative expenses by $492,000. Overall, manufacturing segment selling and administrative expenses declined by $0.9 million, to approximately $18.5 million in 2003 from $19.4 million in 2002. Retail segment costs, including retail restructuring and related charges, have decreased by $0.4 million to $48.0 million in 2003 from $48.4 million in 2002. Retail restructuring and related charges totaled $2.3 million in 2002, and $125,000 in 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Operating earnings were $247,000 for the first nine months of 2003 compared to $(2,105,000) loss in the prior year, primarily as a result of retail restructuring charges in 2002 of $2.3 million, and the related impact of gross margin and operating expenses discussed above.

Net interest expense increased from $2,907,000 in 2002 to $3,447,000 in 2003, primarily as a result of reclassifying payments on the Elliston facility lease from rent to interest expense beginning in June 2002, and amortization of deferred loan costs in 2003, both as a result of the debt restructuring completed in May 2002. Declining outstanding balances and declining interest rates have partially offset the impacts of reclassifying the Elliston facility interest and amortizing deferred loan costs.

Other income decreased $632,000 during the first nine months of 2003, from $1,479,000 to $847,000, due to lower income from rental properties, from both vacancies and delinquencies, as well as certain one-time adjustments.

Loss from continuing operations before taxes during the first nine months of 2003 improved by $1,180,000 to $(2,353,000) from $(3,533,000) in 2002, reflecting slightly higher gross profit due to increased retail sales at higher gross margins (compared to wholesale sales); lower restructuring charges compared to 2002; lower amortization expense; offset in part by higher retail distribution costs and the store impairment charge.

The effective tax rate changed between 2002 and 2003 due primarily to the impact of non-deductible expense items, particularly goodwill amortization in 2002, on the calculation of tax expense.

Three Months Ended August 31, 2003 Compared to Three Months Ended September 1,
------------------------------------------------------------------------------
2002
----

Net shipments during the third quarter of 2003 increased by $1,058,000, or 1.5%, to $70,152,000 from $69,094,000 in 2002. The increase in shipments resulted from increased retail shipments, particularly due to increases in upholstery and bedroom furniture sales.

For the wholesale segment, net shipments decreased $2.4 million, or 5.3%, to $43.5 million from $46.0 million. The decrease resulted primarily from reduced shipments to existing customers, due to industry wide soft demand, offset in part by some new customers. Included in the wholesale segment numbers above were shipments to the retail segment of $4.6 million in 2003, a decrease of $0.5 million from the third quarter of 2002. In the retail segment, net shipments increased $3.0 million, or 10.5%, to $31.2 million from $28.2 million. Strong upholstery and bedroom furniture sales accounted for the retail sales increase.

Gross profit during the third quarter of 2003 increased by $1,887,000, or 8.0%, to $25,451,000 from $23,564,000 in 2002. Gross margin increased to 36.3% from 34.1% in 2002 due to the shift in sales mix to higher-margin retail segment sales compared to wholesale segment sales, as well as reduced adjustments for clearance, obsolete inventory and inventory adjustments between 2002 and 2003.

For the third quarter of 2003, wholesale segment gross profit decreased $1.2 million, or 10.8%, from $11.1 million to $9.9 million. Gross margin decreased from 24.2% in 2002 to 22.8% in 2003. Lower volume unfavorably impacted fixed overhead absorption, accounting for the decline in gross profit and gross margin. In the retail segment, gross profit increased by 22.4%, or $2.8 million. This is attributable to higher sales, reduced clearance markdowns and reduced inventory adjustments, resulting in a gross margin increase from 44.7% to 49.5%.

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Selling and administrative expenses during the third quarter of 2003 increased by $908,000, or 3.9%, to $24,431,000 from $23,523,000 in 2002. During the third quarter of 2003, the Company recorded an impairment charge of $491,000 relating to certain unprofitable retail stores. Increased costs for retail warehouse and delivery costs accounted for $894,000 of additional expense in 2003. Cost savings from 2002 to 2003 included approximately $300,000 in savings from the elimination of television advertising, as well as $164,000 saved due to the absence of goodwill amortization in 2003 under new accounting rules relating to goodwill.

Operating income was $1,020,000 for the third quarter of 2003 compared to $41,000 in the prior year. Higher retail sales with higher average margins, partially offset by reduced wholesale segment sales; reduced adjustments to inventory values for obsolete and slow-moving product; increases in retail distribution costs and charges for impaired retail stores, offset by cost savings in other areas, accounted for the improvement in operating income.

Net interest expense decreased from $1,494,000 in 2002 to $1,075,000 in 2003, primarily as a result of lower balances from paying down outstanding debt with the proceeds of the Mitchell Gold sale, as well as lower interest rates. Interest rate reductions have resulted from both achieving certain financial performance criteria in the existing loan agreements (resulting in lower spreads over base rates) and declining market interest rates.

Other income decreased $428,000 during the third quarter of 2003, from $469,000 to $41,000, due to lower income from rental properties, from both vacancies and delinquencies, as well as certain one-time adjustments.

Loss from continuing operations before taxes during the third quarter of 2003 improved by $970,000 to $(14,000) from $(984,000) in 2002, reflecting overall higher shipments, reduced charges for obsolescence and inventory adjustments, offset in part by higher retail distribution costs, store impairment charges, and a decline in rental and other income.

The effective tax rate changed between 2002 and 2003 due in part to the impact of non-deductible expense items, particularly goodwill amortization in 2002, on the calculation of tax expense. In addition, during the third quarter of 2003, the Company reversed certain state tax benefits recorded in prior periods.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT'S DISCUSSION AND ANALYSIS
UNAUDITED
--------------------------------------------------------------------------------

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by operating activities was $6,654,000 during the first nine months of 2003 versus $12,349,000 in 2002. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and seasonal changes in working capital accounts, particularly accounts receivable, customer deposits and prepaid expenses and other. The change in accrued expenses primarily related to the restructuring accrual in 2002 and subsequent payments against the reserve. Other fluctuations from 2002 to 2003 included cash generated from the decrease in inventory during the early part of 2002; less cash used in the payout of the deferred compensation plan during 2002; and from the collection of the 2001 tax refund in early 2002.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $22,199,000 in 2003 and $(2,138,000) in 2002, primarily reflecting cash receipts and payments related to Mitchell Gold. Capital expenditures in both periods were generally routine information systems maintenance and upgrade projects.

Cash from Financing Activities

Net cash used in financing activities during the first nine months of 2003 was $22,887,000 versus $15,665,000 during 2002. In 2002, the Company refinanced significant portions of its outstanding debt, including paying down approximately $14.1 million. During 2003, proceeds from the sale of Mitchell Gold were used to reduce outstanding debt by approximately $22 million. The Company did not pay cash dividends on its common stock during any period covered by this report.

Contractual Obligations

The following summarizes our significant contractual obligations as of August 31, 2003:

                                                              Payments by Period
                                            ----------------------------------------------------
                                            Less Than      1-3        4-5      After
                                             1 Year       Years      Years    5 Years     Total
                                            ---------   --------   --------   -------   --------
                                                               (in thousands)
CONTRACTUAL OBLIGATIONS:
Operating leases                            $  14,620   $ 22,847   $  9,915   $ 8,011   $ 55,393
Capital leases                                 14,304          -          -         -     14,304
Loans on life insurance                             -          -          -     2,733      2,733
Revolving credit facility                           -          -     14,494         -     14,494
Contractual maturities of long-term debt        1,136      2,279      1,038     8,441     12,894
                                            ---------   --------   --------   -------   --------
Total contractual cash obligations          $  30,060   $ 25,126   $ 25,447   $19,185   $ 99,818
                                            =========   ========   ========   =======   ========

                                                   Amount of Commitment Expiration Period
                                            ----------------------------------------------------

                                            Less Than      1-3        4-5      After
                                             1 Year       Years      Years    5 Years     Total
                                            ---------   --------   --------   -------   --------
OTHER COMMERCIAL COMMITMENTS:

Total commercial commitments                                         None

Management is in discussion with its lenders to modify the terms of the existing term and revolving credit facilities to reflect (a) reduced collateral for asset based loans from the sale of Mitchell Gold; (b) elimination of earnings and cash flow from operations due to the sale of Mitchell Gold and (c) lower outstanding debt as a result of using net proceeds from the sale of Mitchell Gold to reduce existing loan balances. Weakening of, or other adverse developments concerning operating performance, could limit the availability of funds to us, or adversely affect the price at which such funds may be available. In addition, if we are unable to modify the operating covenants under our existing term and revolving credit facilities, we will be in default of these covenants. No assurance can be given that we will be successful in our efforts to modify the covenants.

New Accounting Standards

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

SFAS 144 and 146 will be applied to transactions as they occur. See Note 14.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The Company's adoption of these statements did not have a material effect on its results of operations or financial position.

In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

In June 2003, the Financial Accounting Standard Board (FASB) issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this statement will have a material effect on the results of operations or financial position of the Company.

Forward Looking Statements:

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions, as well the use of future dates, are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, re-disposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Additional risks include:

  . The furniture industry is highly competitive at both the manufacturing and the retail levels; loss of market share could adversely impact sales, earnings and cash flow.

     Our manufacturing and our retailing subsidiaries face significant competition from numerous competitors, many of which are larger and better capitalized. Our subsidiaries may be at a competitive disadvantage as a result. If our subsidiaries lose market share to competitors, our financial performance could be adversely affected.

  .  Our retail operations may not become profitable.

     Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

  . We may be unable to modify the terms of the term and revolving credit facilities.

     Management is in discussion with its lenders to modify the terms of the existing term and revolving credit facilities to reflect (a) reduced collateral for asset based loans from the sale of Mitchell Gold; (b) elimination of earnings and cash flow from operations due to the sale of Mitchell Gold and (c) lower outstanding debt as a result of using net proceeds from the sale of Mitchell Gold to reduce existing loan balances. Weakening of, or other adverse developments concerning operating performance, could limit the availability of funds to us, or adversely affect the price at which such funds may be available. In addition, if we are unable to modify the operating covenants under our existing term and revolving credit facilities, we will be in default of these covenants. No assurance can be given that we will be successful in our efforts to modify the covenants.

  . We may not be able to refinance the capital lease obligation that matures in December 2003.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Disclosures:

Because the Company's obligations under its term loans, revolving loans and lines of credit bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on earnings during the 2003 fiscal year.

Item 4. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the "Act")) was carried out as of August 31, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         During the quarter ended August 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.
None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a. The following exhibits are furnished as part of this report.

Exhibit          Description
-------          -----------

  31.1     Certification of CEO under Section 302 of the Sarbanes-Oxley Act of
           2002

  31.2     Certification of CFO under Section 302 of the Sarbanes-Oxley Act of
           2002

  32.1     Certification of CEO under Section 302 of the Sarbanes-Oxley Act of
           2002

  32.2     Certification of CFO under Section 302 of the Sarbanes-Oxley Act of
           2002

b. Reports on Form 8-K:

           On June 27, 2003, a Form 8-K was furnished under Item 9 pursuant to
Item 12 containing the Company's press release announcing the second quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              THE ROWE COMPANIES
                                                              ------------------
                                                                      Registrant

Date: October 9, 2003                                       /s/Gene S. Morphis
                                                     ---------------------------
                                                                 Gene S. Morphis
                                                         Chief Financial Officer
                                                       (Duly Authorized Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
  31.1 Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002