Form 10-K
period 2003-11-30
ROWE COMPANIES
filed 2004-02-17
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2003

Commission File Number 1-10226

THE ROWE COMPANIES

(Exact name of registrant as specified in its charter)

Nevada	54-0458563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1650 Tysons Boulevard, Suite 710, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 847-8670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	American Stock Exchange

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 29, 2003 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $17,488,803.

As of February 13, 2004, there were issued and outstanding 13,185,496 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Portions of the Annual Report to Stockholders for the year ended November 30, 2003	Parts I, II and IV
Portions of the Annual Proxy Statement for the 2004 Annual Meeting of Stockholders	Parts III and IV

PART I

Item 1.	Business.

General

The Rowe Companies (the “Company”) operates two subsidiaries in the home furnishings industry: Rowe Furniture, Inc. (“Rowe”), a major manufacturer of quality upholstered furniture serving the middle and upper middle market primarily throughout the United States through home furnishings retailers; and Storehouse, Inc. (“Storehouse”), a multi-channel, lifestyle home furnishings business including 61 retail home furnishings stores. Storehouse makes good design accessible by selling an edited assortment of casual, contemporary home furnishings through its stores located from Texas through the Southeast and Mid-Atlantic markets and its catalog. Originally founded in 1946 as Rowe Furniture Corporation, the Company changed its name to The Rowe Companies in March 1999 to more appropriately reflect the expanded scope of the Company’s operations.

In January 1998, the Company created a new subsidiary, The Wexford Collection, Inc., (“Wexford”), to acquire the assets and liabilities of J&M Designs, Ltd. In October 1998, the Company acquired The Mitchell Gold Co., (“Mitchell Gold”). In August 1999, the Company acquired Storehouse. These companies joined Rowe and Home Elements, Inc., (“Home Elements”), the Company’s internally grown retail furniture chain.

On November 10, 2000, the Company announced its intention to discontinue operations at Wexford. The transaction was completed and all assets were sold in January 2001.

During 2002, the Company combined the operations of the Storehouse and Home Elements chains. The combined entity operates under the Storehouse name. The merger resulted in reduced administrative costs through the elimination of duplicate functions, advertising and delivery efficiencies and improved purchasing power with certain vendors.

On April 4, 2003, the Company announced that it had sold the outstanding capital stock of Mitchell Gold and certain related intangible assets to an entity formed by Wafra Partners LLC, a New York based private equity firm, and The Mitchell Gold Co. management for approximately $46 million in cash, subject to adjustments, effective as of the close of business April 2, 2003.

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered furniture. Upholstered furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered furniture (primarily obtained from the wholesale segment), leather furniture, case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores located from Texas through the Southeast and Mid-Atlantic markets. The segment information contained in Note 14 on page 32 in the Annual Report to Stockholders for the fiscal year ended November 30, 2003, is included in Exhibit 13 hereto and incorporated herein by reference.

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

Executive Officers Who Are Not Directors

Barry A. Birnbach, age 61, has been in the service of the Company since 1968. He has served as the Company’s Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President – Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company’s President and Chairman of the Board.

Timothy J. Fortune, age 52, has been in the service of the Company since 1997. He has served as the Company’s Vice President of Human Resources and Strategy since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

Gene S. Morphis, age 55, has been in the service of the Company since July 30, 2002. He has served as the Company’s Secretary/Treasurer, Chief Financial Officer since joining the Company. Prior to joining the Company, Mr. Morphis was Chief Financial Officer of ClientLogic from April 1999 to June 2001 and Chief Financial Officer of Modus Media International from April 1995 to April 1999.

Forward-Looking Information

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

•	The Company imports a substantial portion of its retail inventory, and some of its raw materials, from foreign sources. Changes in exchange rates could impact the price the Company pays for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

During fiscal 2003, approximately 32% of the Company’s purchases of retail inventory originated overseas, and the Company also purchased some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases were denominated in US dollars. As exchange rates with certain currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:

We could be forced to raise retail prices such that we are unable to sell the products at current unit volumes;

If we are unable to raise retail prices commensurately with the cost increases, gross profit could be negatively impacted; or

We may be forced to find alternative sources of comparable product, which may be more expensive than the current product, of lower quality, or the vendor may be unable to meet our requirements for quantities, delivery schedules or other key terms.

Similar impacts could be experienced in our manufacturing segment.

•	We may not be able to pay-off or refinance the debt obligations that mature in fiscal 2007 and 2008.

The Company has substantial debt obligations that mature in 2007 and 2008 in particular. At those times, the Company would be required to pay off or refinance these obligations. If economic conditions, as well as the Company’s own operating results, do not improve in the intervening years, then the Company would be more likely to need to refinance, rather than pay off, such obligations. There can be no assurance that the Company would be successful in obtaining this financing, or that, if obtained, the financing would be on favorable terms and conditions.

•	Our bad debts experience may differ materially from our estimates.

Substantially all of the Company’s trade accounts receivable are from retail furniture businesses. Management monitors payment status and periodically performs credit evaluations of these customers. However, changes in creditworthiness can occur rapidly and unanticipated losses from trade accounts receivable could occur in excess of the outstanding allowance for losses. Therefore, there can be no assurance that total losses from uncollectible accounts will not exceed our allowance.

•	We are implementing new Enterprise Resource Planning (“ERP”) software that may not work as planned.

Our manufacturing operations are implementing a new ERP system that includes accounting, order processing, materials purchasing and inventory management, human resources and payroll management and certain other functions. This is a complex, multi-step implementation. Various parts of the system may not perform as planned, which could create problems in entering or processing customer orders, processing payroll, procuring and managing inventory or record keeping. We could also experience costs to implement in excess of our budgeted amount.

•	Our revenue could be adversely affected by low-cost imported merchandise.

In certain merchandise categories, there has been a rapid expansion of imported home furnishings at lower manufacturing costs, resulting in lower retail selling prices. This trend could reach the upholstery segment of the home furnishings market, resulting in our manufacturing operations facing low-cost foreign competition. This in turn could require us to reduce our selling prices or could diminish demand for our products.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

The Industry

The principal categories of manufactured furniture products include wood, upholstered and metal furniture products. Of these categories, wood furniture and upholstered furniture each represent nearly half of total industry sales; metal and other products account for the balance. Within each category, furniture manufacturers generally focus on particular price ranges and styles.

The furniture industry historically has been cyclical, fluctuating with the general economy. Management believes that the industry is significantly influenced by consumer behavior and confidence, personal disposable income, demographics, housing activity, interest rates, and credit availability. The upholstered segment of the furniture industry generally has followed the same trends as the rest of the furniture industry. There can be no assurance that an economic downturn or change in any of the other factors affecting the furniture industry would not have a material adverse effect on the Company.

Having said that, a significant economic downturn was encountered in 2001. Starting early in the year, the Federal Reserve began cutting interest rates, with short-term rates finishing the year 475 basis points below where they started. Incoming orders were significantly impacted, particularly in the first half of 2001, and simultaneously, Rowe ceased doing business with two major customers, one of whom filed for bankruptcy that summer. In response, production capacity was reduced, followed by reduced workweeks for the remaining production employees as the summer shutdown approached. Just as conditions appeared to be improving in the late summer of 2001, the events of September 11th unfolded, at best substantially delaying a return to normal business conditions.

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

While conditions were trying to improve as 2002 ended and 2003 began, the first months of 2003 continued to be difficult, with signs of improvement in some areas offset by weakness in others. As the summer of 2003 started, however, improving economic conditions became evident, particularly in the upper middle-income brackets served particularly by Storehouse. With the exception of February 2003, which was impacted by unusually strong winter storms in the mid-Atlantic area, Storehouse produced same store sales growth over 2002 in each month, with the rate of growth strongest late in the year.

With 2003 having just ended, many economic signs point to continued improvement in economic conditions. The Company expects to benefit from this improvement. Having said that, however, the threat of terrorism still hangs over the economy, ready to return us to the unfavorable conditions of 2001 and 2002. In addition, the weakening dollar against foreign currencies poses risks to Storehouse’s pricing policies and gross profit, as foreign vendors raise prices to offset the dollar’s decline, and the rapid growth of import furnishings might adversely affect Rowe. The Company will continue to be vigilant in monitoring market conditions and quickly take corrective actions as conditions require.

Wholesale Home Furnishings Segment

Product Lines

The wholesale home furnishings segment’s products encompass a full line of upholstered furniture including sofas, loveseats, occasional and dining chairs, ottomans and sleep sofas, covered in fabric, as well as selected pieces in leather. The wholesale segment’s products are available in over 1,000 different fabrics. Styles offered include traditional, contemporary and transitional designs.

The wholesale segment’s product strategy is to provide a wide choice of furniture styles and fabrics while providing high quality at competitive prices. The wholesale segment continually reviews and evaluates its designs, and primarily on a semi-annual basis, adds and discontinues designs as it deems appropriate. The wholesale segment identifies trends in styles, colors and patterns through independent research, contacts with the wholesale segment’s customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

Marketing and Sales

The wholesale segment has developed a broad and diverse national customer base. The wholesale segment sells its manufactured products primarily through commissioned sales personnel who are employees of the wholesale segment, dedicated to marketing the wholesale segment’s products exclusively. Management believes that this arrangement gives the wholesale segment a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. The wholesale segment’s products are sold to over 1,200 national, regional and local furniture retailers, including Jordan’s Furniture, Raymours Furniture, Inc., Boston Interiors and the Company’s wholly-owned subsidiary, Storehouse. Approximately 3.5% of 2003 segment sales were to customers located outside of the United States.

While the wholesale segment sells its products throughout the United States, management believes that there are opportunities for greater penetration in the regions where the wholesale segment’s products are not widely distributed. The wholesale segment has targeted key retailers in these markets as opportunities for growth.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. The wholesale segment displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. The wholesale segment maintains one showroom totaling 33,420 square feet in the High Point market.

Retail Distribution

Management believes there are ample opportunities to expand the wholesale segment’s retail distribution network. The wholesale segment strives to maintain strong relationships with, and increase sales to its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products are not widely available, such as the Southwest and the West. When adding retailers, the wholesale segment targets what it believes to be financially sound retailers committed to progressive marketing approaches and the desire to carry a broad selection within the wholesale segment’s product line.

Key Customers. The wholesale segment sells its products to over 1,200 accounts with normal credit terms being net 30 days. Shipments to the wholesale segment’s top three unaffiliated customers, as a percentage of consolidated net shipments were 7% in 2003, 8% in 2002 and 8% in 2001. Shipments to the wholesale segment’s top ten unaffiliated customers as a percent of consolidated net shipments amounted to 13% in 2003, 14% in 2002 and 16% in 2001. Shipments to the Company’s retail segment were $19,898,000 in 2003, $19,056,000 in 2002 and $17,972,000 in 2001.

Manufacturing and Distribution

The wholesale segment manufactures its products in four production facilities, of which three are owned and one is leased. Two facilities manufacture upholstered furniture. The remaining two facilities manufacture frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.1 million square feet.

Manufacturing Process. The wholesale segment utilizes a vertically integrated manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric cutting, sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. The wholesale segment utilizes computer-aided design patterns and CNC Routers (computerized plywood cutting machines) to manufacture frames for upholstered furniture and utilizes specialized machines in the fabric cutting process, which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping.

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

During 2003, the wholesale segment has been implementing a new Enterprise Resource Planning (“ERP”) system to replace virtually all of its existing production, planning, scheduling, accounting and human resource computer systems. Implementation and transition are expected to take place through the Company’s second fiscal quarter of 2004. Among other benefits, the new system will allow for better visibility through the production and distribution process, permitting better communication between the factory and our retailers and ultimately the consumers as to expected delivery dates.

Following the ERP implementation, the wholesale segment will accelerate efforts to convert to “lean manufacturing” practices. Some testing of lean practices has been undertaken during 2003, with favorable results. When fully implemented in 2005, lean practices, in conjunction with the ERP system, are expected to substantially shorten the time between receipt of a customer order and delivery to the customer. Management believes that the combination of make-to-order with quick turn-around time will allow it to compete successfully against lower cost foreign sourced upholstery products.

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

Another special emphasis of the wholesale segment’s customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. The wholesale segment’s order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers. The ERP and lean manufacturing initiatives as previously discussed are intended to maintain the wholesale segment’s leadership position in prompt delivery.

Employee Compensation. At the wholesale segment, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions. On a facility-wide basis, 2003 monthly incentive bonuses ranged from 0% to approximately 8.6% of hourly compensation. Salaried employees also participate in this program; however, their bonuses cannot exceed the highest amount paid to an hourly employee.

Computer Systems. The wholesale segment makes extensive use of a computerized management information system (MIS) in the manufacturing process. The MIS, which includes software developed by the wholesale segment, helps manage order entry, purchasing, labor, inventories, receivables and product shipments.

During 2003, the wholesale segment has been developing and implementing new ERP software and hardware to replace its MIS, as discussed above. The first phase of the implementation is expected to be completed during the second quarter of 2004. The new software is expected to reduce future operating costs, provide increased flexibility to respond to changing market conditions and allow for faster production cycles through the plants. Additional software capabilities may be implemented in subsequent phases in 2004 and beyond.

Manufacturing Capacity. The wholesale segment primarily operates its manufacturing facilities on a one-shift, five-or-six-day per week basis, although partial second shifts are used in some facilities. Management believes that the wholesale segment could expand production within existing facilities without substantial capital expenditures by increasing personnel on first and second shifts. At this time, the Company has no plans to construct or lease additional manufacturing facilities.

Backlog. The wholesale segment generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. The wholesale segment’s backlog of unshipped orders was approximately $11.5 million as of November 30, 2003, compared to $12.0 million as of December 1, 2002. The wholesale segment anticipates that 100% of the backlog as of November 30, 2003 will be shipped in 2004.

Distribution. The wholesale segment’s products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, the wholesale segment’s products are delivered in accordance with the wholesale segment’s specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves the wholesale segment’s name recognition. This agreement was renewed in 1999 for an additional six years. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of the wholesale segment’s products utilizing third-party distribution services. Transportation services are a combination of contract carrier agreements and intermodal transportation/distribution operations. Mode selection is based on the volume of delivery into a geographic area as well as the required level of delivery service. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders.

Raw Materials

The raw materials used by the wholesale segment include fabrics, lumber, plywood, assembled frames, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber and fabric, all raw materials used by the wholesale segment are generally available on an “as needed” basis. The wholesale segment maintains what it believes to be an adequate supply of raw materials in inventory.

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

To improve quality, maximize the opportunities to implement labor saving technology, hedge against the potential of rising wood costs and free up kiln capacity, the wholesale segment has increased the substitution of hardwood plywood for hardwood in certain aspects of the construction of its furniture frames. Because plywood construction is less labor-intensive, and in many respects more structurally sound than hardwood construction, this method has improved product quality while helping to reduce overall cost.

Retail Operations

Retail Home Furnishings Segment

The retail home furnishings segment operates under the Storehouse brand name and consists of the combination of the Storehouse chain and the Home Elements chain (see below). The retail segment is the largest customer of the wholesale segment, and would be included in the top ten customer list if the retail segment were an unaffiliated customer.

During 2002, the Company combined the operations of the Storehouse and Home Elements chains. The combined entity operates under the Storehouse name. During 2002, the Company recorded charges totaling $2.6 million to effect the combination. Such costs included charges to shut down two stores, sublease Home Elements’ administrative office space, terminate employees in duplicate positions, write-off certain assets without future value (such as Home Elements store signage and their computer system), and transition the Home Elements stores to the Storehouse computer system. Other costs, totaling $1.1 million, were incurred to convert Home Elements stores to Storehouse’s systems and signage. During 2003, an additional $225,000 charge was recorded based upon the final sublease terms for the former Home Elements administrative office space.

Benefits expected from the merger included reduced administrative costs (through the elimination of duplicated functions); increased efficiency of advertising efforts (through the elimination of essentially duplicate ads, and the ability to spread dollars spent in certain markets over an increased number of stores); improved purchasing power through the increased size of the combined entity; and the implementation of a “best of the best” program to take the best selling items from each chain and add them to the other stores of the other chain, while eliminating similar but weaker selling products in those stores.

Subsequent to the combination, same store sales improved by 3.5% during the fourth quarter of the Company’s 2002 fiscal year, the first sustained positive growth in two years. Positive growth continued in 2003, with same store sales growth in eleven of the twelve months, totaling 9.9% overall for the year.

The retail segment operates 61 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 95,000 square feet each. All retail store locations and distribution centers are leased. The stores are located from Texas through the Southeast and Mid-Atlantic markets, particularly in Atlanta, Georgia, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered furniture, most of which is provided by the wholesale segment; leather furniture; case goods, such as tables, bedroom furniture, chairs and entertainment centers; and lamps, rugs and other accessories. Approximately 32% of the retail segment’s product purchases were from foreign vendors in 2003, up from about 21% in 2002.

During 2003, the retail segment implemented two initiatives that are expected to increase revenue in 2004 and beyond. First, the retail segment’s primary marketing tool, its advertising brochure, generally published four or five times annually, more than doubled its page count to 64 and was upgraded to a direct response catalog with more product and more product information. A call center was added and staffed to answer calls and take direct-from-consumer sales calls. Second, a textile program was developed to market a line of quality window treatments and related products that coordinate with the other home furnishings available in the store. The textile program was rolling out as fiscal 2003 ended. Combined with the planned rollout during 2004 of Internet sales capability, these initiatives are expected to add 3% to 5% incremental sales in 2004, with further growth in future years.

The retail segment added three new stores in fiscal year 2003, while closing two smaller, unprofitable stores. In 2004, six stores are anticipated to open, while as many as five store closings are anticipated in weaker markets, depending upon market conditions.

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

Employees

As of November 30, 2003, the Company employed approximately 2,500 full-time employees, of whom approximately 700 are in management, supervisory and sales positions. None of the Company’s employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

The Company, through a wholly-owned intellectual property holding company, has registered its “Rowe”, “Rowe First in Fashion”, “Regency Manor”, “Cover Ups”, “Comfortable Stuff”, “Comfortable Stuff by Rowe”, “Home Elements”, “Home Wear”, “J. L. D. Jami L. Designs Really Smart Furniture”, “Jami L. Designs”, “Robin Bruce”, “Room Scenes”, “Room Sense”, “Rowe Furniture Rowe” and “studiorowe” trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the “Storehouse” trademark. Applications for registration of the Company’s “Earth & Elements” trademark is pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company’s trademarks are pending in Brazil, the European Community and Mexico. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company’s trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

The Company maintains what management believes is a comprehensive casualty, liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care costs not covered by insurance.

Financing

During 2003, using proceeds from the sale of its Mitchell Gold subsidiary in April 2003, the Company paid down approximately $22 million of long-term debt, paying off the old revolving loan and paying down the working capital revolving loan and the Elliston lease. The purchaser of Mitchell Gold assumed the Industrial Revenue Bond.

In December 2003, the Company extended the term of its capital lease and modified the repayment terms and interest rate; its capital lease requires monthly payments of $72,300 through November 2008, with the remaining unpaid balance due in December 2008.

In May 2002, the Company completed the refinancing of its then existing bank debt. As part of this, the Company entered into a new working capital revolving credit facility with $40 million (reduced after the sale of Mitchell Gold to $30 million) of availability; a $5 million term loan; and two mortgage loans totaling $9.3 million. The Company utilized $14.1 million of cash on hand and from operations, as well as the proceeds from the above loans (including $25.1 million drawn down initially under the working capital revolving credit facility) to pay down the prior existing bank debt. Approximately $9.6 million remained outstanding under one portion of the Company’s previously existing revolving debt. In addition, the lease signed in August 1999 relating to the Elliston manufacturing facility was converted from an operating lease to a capital lease due to changes in its terms, with a then remaining principal balance of approximately $23.5 million. The above balances were included in long-term debt on the Company’s 2002 consolidated balance sheet, along with the Industrial Revenue Bond assumed as part of the Mitchell Gold acquisition in 1998.

The working capital revolving credit facility matures in May 2007; the term loan requires twenty quarterly payments of $250,000; and the mortgage loans require monthly payments of approximately $70,000 for ten years, with the balance then due.

The above agreements prohibit the Company from paying dividends, repurchasing stock or incurring additional debt (other than certain permitted debt) without the lender’s written consent and are collateralized by substantially all assets of the Company and its subsidiaries. Permitted debt generally includes: (i) certain existing debt and future obligations to the lenders; (ii) trade accounts payable and accrued expenses, including accrued payroll, benefit plans, taxes, and other operating expenses, incurred in the ordinary course of business; (iii) rent obligations under leases; (iv) debt incurred for the purchase of fixed assets that does not at any time exceed, in the aggregate, $500,000; (v) certain obligations which may arise as a result of any guaranty, indemnity or other assurance of payment or performance by others incurred in the ordinary course of business or under other limited specified circumstances; (vi) debt incurred as a result of the refinancing of certain existing debt; and (vii) other debt not included above that does not at any time exceed, in the aggregate, $500,000.

The agreements also restrict the amount of capital expenditures and the Company’s ability to sell certain assets. Each of these facilities contain, among other things, covenants with respect to a fixed charge coverage ratio (defined generally as the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by capital expenditures and cash taxes, to consolidated debt service), maximum leverage ratio (defined generally as the ratio of consolidated debt to consolidated EBITDA), and to maintain a minimum borrowing availability ($3.0 million) and minimum consolidated tangible net worth (defined generally as total equity reduced by goodwill). As of November 30, 2003, the Company was in compliance with the provisions of these agreements.

During the fourth quarter of fiscal 2000, the Company entered into two interest rate derivative contracts for the purpose of hedging the Company’s exposure to rising interest rates under the lease for the Elliston facility. The Company executed a contract to swap variable rates (based on 30 day LIBOR) for fixed rates on $20 million notional principal through August 2004. The contract locked in a fixed rate of 6.805%. The Company also executed an interest rate collar contract on $5 million notional principal with a floor of 5.75% and a cap of 8.25%

(both plus a spread based upon financial performance). The collar contract expired in May 2003. As of November 30, 2003, 30 day LIBOR was 1.13%. The Company has recorded a liability for the present value of the excess of payments under the swap contract. The fair value of the swap is reflected in other comprehensive income, net of taxes, as the Company has designated this contract as a cash flow hedge.

In conjunction with the extension of the capital lease in December 2003, the Company entered into an interest rate swap agreement on $9 million notional principal for a five-year term. Under this agreement, when 30 day LIBOR is below 3.65%, the Company pays the counterparty the difference between actual 30 day LIBOR and 3.65% (on $9 million of notional principal). If and when 30 day LIBOR exceeds 3.65%, the Company will receive the difference from the counterparty. This swap has been determined to be fully effective over its life, and as such will be accounted for as a hedge, with changes in its fair value recorded as a component of comprehensive income (loss).

Item 2.	Properties.

The following table sets forth certain information concerning the wholesale segment’s manufacturing facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Salem, Virginia.	Manufacturing	241,000	Owned
Elliston, Virginia	Administrative Office and Manufacturing	435,000	Leased
Poplar Bluff, Missouri	Manufacturing	300,000	Owned
Morehouse, Missouri	Manufacturing	136,000	Owned

The Company’s retail segment operates the following major facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Laurel, Maryland	Retail distribution center	110,050	Leased
Atlanta, Georgia	Retail distribution center	64,000	Leased
Houston, Texas	Retail distribution center	92,250	Leased

In addition, the Company’s retail segment leases administrative offices in Atlanta, Georgia, 61 retail store locations and an accessories warehouse and fulfillment center. The manufacturing segment also leases one furniture showroom, and the Company leases executive and administrative offices in Mclean, Virginia, which are shared by the Company and the wholesale segment.

In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

Location	Lease Expires	Description	Approximate Size in Square Feet
Christiansburg, Virginia	Various thru 07-31-04	Industrial	79,000	*
Salem, Virginia	Various thru 03-31-06	Industrial	290,000	**
Jessup, Maryland	Various thru 10-31-07	Office/Industrial	180,000
Sylmar, California	03-31-04***	Industrial	115,000

*	24% of this property is currently leased
**	64% of this property is currently leased
***	A judgment has been obtained by the Company against the tenant for non-payment of rent and possession. The Company has not enforced the judgment in consideration of progress payments by tenant and tenant commitments to make further payments.

Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. The Salem, Virginia property was Rowe Furniture’s main administrative offices and manufacturing facility for many years. In past years (fiscal 2000 for the Salem, Virginia property), the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a “tax-deferred” exchange with the proceeds realized from this transaction. In 1998, the value of the investment property in Christiansburg, Virginia was written down by

$288,000 to more appropriately reflect current value, as new tenants had not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,902,000, $1,947,000 and $2,028,000 in 2001, 2002 and 2003, respectively.

The Company also holds a leasehold interest in one other property (in Carson, California) through its discontinued Wexford subsidiary. The Company subleased this property on a pass through basis in January 2001.

Item 3.	Legal Proceedings.

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company. While the outcome of these routine legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal proceedings should not have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 30, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information contained under the caption “Stock Price and Dividend Data” on page 34 in the Annual Report to Stockholders for the fiscal year ended November 30, 2003 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 6.	Selected Financial Data.

The information contained under the caption “Five-year Summary” on page 10 in the Annual Report to Stockholders for the fiscal year ended November 30, 2003 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition and results of operations section on pages 11 to 16 of the Annual Report to Stockholders for the fiscal year ended November 30, 2003 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not result in a material change in interest expense during the 2004 fiscal year.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory, and some of its raw materials from foreign sources. See “Forward-Looking Statements” under “Item 1. Business.”

Item 8.	Financial Statements and Supplementary Data.

The following information on pages 17 to 33 in the Annual Report to Stockholders for the fiscal year ended November 30, 2003 is included in Exhibit 13 hereto and incorporated herein by reference:

Consolidated Balance Sheets—November 30, 2003 and December 1, 2002

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years Ended November 30, 2003, December 1, 2002 and December 2, 2001

Consolidated Statements of Stockholders’ Equity—Years Ended November 30, 2003, December 1, 2002 and December 2, 2001

Consolidated Statements of Cash Flows—Years Ended November 30, 2003, December 1, 2002 and December 2, 2001

Notes to Consolidated Financial Statements (includes selected quarterly financial data)

Report of Independent Certified Public Accountants

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of November 30, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended November 30, 2003, no change occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committee, the Report of the Audit Committee and the Performance Graph contained on pages 11 through 14 of the Company’s 2004 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.	Directors and Executive Officers.

The information required by Item 10 will be contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Audit Committee Financial Expert

The information concerning the Audit Committee financial expert will be contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Code of Ethics

The Company has adopted a code of business conduct and ethics applicable to all directors, officers and employees, known as The Rowe Companies Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.therowecompanies.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

The Rowe Companies

Attention: Deborah Jacks

2121 Gardner Street

Elliston, Virginia 24087

540-444-5034

Debbie.jacks@therowecompanies.com

Item 11.	Executive Compensation.

The information required by Item 11 will be contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 will be contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

The following table sets forth securities authorized for issuance under equity compensation plans as of November 30, 2003. All applicable equity compensation plans were previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,769,937	$5.86	1,278,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,769,937	$5.86	1,278,000

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

PART IV

Item 14.	Principal Accounting Fees and Services

Information regarding principal accounting fees and services will be contained in the Company’s 2004 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)1. Financial Statements:

The consolidated balance sheets as of November 30, 2003 and December 1, 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 30, 2003, together with the report of BDO Seidman, LLP dated January 9, 2004 appearing in the 2003 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2003 Annual Report to Stockholders.

2. Financial Statement Schedules:

Report of Independent Certified Public Accountants on Financial Statement Schedule.

Schedule II—Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements and notes thereto.

3. Exhibits:

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

3.2	By-laws of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No.333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

4	Specimen Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994 and incorporated herein by reference)

10.2	Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994 and incorporated herein by reference)

10.5	Employment Agreement dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.6	First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

Exhibit Number	Exhibit

10.7	Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

10.8	The Rowe Companies 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference)

10.9	The Rowe Companies Amended and Restated 1993 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference)

10.10	Master Agreement dated August 27, 1999 among Rowe Furniture, Inc., and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees, The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. and certain other subsidiaries of The Rowe Companies that may hereafter become party hereto, as Guarantors, Atlantic Financial Group, LTD, as Lessor, Crestar Bank and certain Financial Institutions parties hereto, as Lenders and Crestar Bank, as Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.11	Master Lease Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD, as Lessor and Rowe Furniture, Inc. and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.12	Construction Agency Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD and Rowe Furniture, Inc. as Construction Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.13	Guaranty Agreement from The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc. and The Wexford Collection, Inc. dated as of August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.14	Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement dated August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.15	Omnibus Amendment dated as of May 15, 2002 among Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank.

10.16	Second Omnibus Amendment dated as of December 1, 2003 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank.

13	Portions of the Annual Report for the year ended November 30, 2003

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ROWE COMPANIES

By:	/s/ G. S. Morphis

G. S. Morphis, Chief Financial Officer, Secretary-Treasurer

February 17, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ G. M. BIRNBACH G. M. Birnbach	Chairman of the Board President, Director (Principal Executive Officer)	February 17, 2004

/s/ R. E. CHENEY R. E. Cheney	Director	February 17, 2004

/s/ H. I. PTASHEK H. I. Ptashek	Director	February 17, 2004

/s/ C. T. ROSEN C. T. Rosen	Director	February 17, 2004

/s/ K. J. ROWE K. J. Rowe	Director	February 17, 2004

/s/ S. J. SILVER S. J. Silver	Director	February 17, 2004

/s/ ALLAN TOFIAS Allan Tofias	Director	February 17, 2004

/s/ G. O. WOODLIEF G. O. Woodlief	Director	February 17, 2004

/s/ G. S. Morphis G. S. Morphis	Chief Financial Officer, Secretary-Treasurer (Principal Financial and Accounting Officer)	February 17, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies

McLean, Virginia

The audits referred to in our report dated January 9, 2004, relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended November 30, 2003) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

High Point, North Carolina

January 9, 2004

THE ROWE COMPANIES

AND WHOLLY-OWNED SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 30, 2003, December 1, 2002 and December 2, 2001

(Thousands of Dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)	Deductions (Describe)		Balance at End of Period
Allowance for Doubtful Accounts—2003	$1,100	$376	$—	$384	(A)	$850
				$242	(D)
Allowance for Doubtful Accounts—2002	$1,057	$262	$—	$219	(B)	$1,100

Allowance for Doubtful Accounts—2001	$1,856	$4,421	$—	$5,220	(C)	$1,057

(A)	Accounts charged off less bad debt recoveries of $54,000
(B)	Accounts charged off less bad debt recoveries of $71,000
(C)	Accounts charged off less bad debt recoveries of $69,000
(D)	Balance in allowance attributable to Mitchell Gold customers