Form 10-Q
period 2004-02-29
ROWE COMPANIES
filed 2004-04-07
CIK 85417

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2004

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

YES ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at February 29, 2004
Common stock, par value $1.00 per share	13,186,125 shares

THE ROWE COMPANIES

PART 1 - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	November 30, 2003
	(Unaudited)	(Audited)
	($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,360	$3,708
Restricted cash collateralizing letters of credit	3,674	3,674
Accounts receivable, net (Note 4)	20,920	19,889
Notes receivable	100	100
Inventories (Note 5)	33,105	32,387
Deferred income tax asset	869	880
Prepaid expenses and other	3,543	2,711

Total current assets	63,571	63,349
PROPERTY AND EQUIPMENT, net	40,459	41,624
GOODWILL	14,224	14,224
OTHER NONCURRENT ASSETS	11,153	10,871

	$129,407	$130,068

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt	$2,011	$3,314
Accounts payable and accrued liabilities	20,437	21,683
Income taxes payable	1,065	1,061
Customer deposits	12,896	13,512

Total current liabilities	36,409	39,570
LONG-TERM DEBT	36,721	34,312
DEFERRED LIABILITIES	4,257	4,269

Total liabilities	77,387	78,151

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares authorized; issued shares 16,607,990 and 16,587,407, respectively; outstanding shares 13,186,125 and 13,166,599, respectively	16,608	16,587
CAPITAL IN EXCESS OF PAR VALUE	23,110	23,084
OTHER COMPREHENSIVE INCOME	(549)	(566)
RETAINED EARNINGS	34,814	34,770
Less treasury stock, 3,421,865 shares in 2004 and 3,420,808 shares in 2003, at cost	(21,963)	(21,958)

Total stockholders’ equity	52,020	51,917

	$129,407	$130,068

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2004 AND MARCH 2, 2003

UNAUDITED

	Three Months Ended
	February 29, 2004	March 2, 2003
	(in thousands - except per share amounts)
Net shipments	$70,746	$63,719
Cost of shipments	45,644	41,376

Gross profit	25,102	22,343
Selling and administrative expenses	24,224	22,684

Operating income (loss)	878	(341)
Interest expense	(894)	(1,336)
Other income	347	395

Earnings (loss) from continuing operations before taxes	331	(1,282)
Tax expense (benefit)	182	(469)

Net earnings (loss) from continuing operations	149	(813)
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $(65) and $499, respectively (Note 11)	(105)	815

Net earnings	$44	$2

Net earnings (loss) from continuing operations per common share	$0.01	$(0.06)
Net earnings per common share	$0.00	$0.00
Weighted average common shares	13,176	13,165
Net earnings (loss) from continuing operations per common share assuming dilution	$0.01	$(0.06)
Net earnings per common share assuming dilution	$0.00	$0.00
Weighted average common shares and equivalents	13,476	13,212

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED FEBRUARY 29, 2004 AND MARCH 2, 2003

UNAUDITED

	2004	2003
	($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
Cash received from customers	$69,042	$79,820
Cash paid to suppliers and employees	(70,896)	(76,215)
Income taxes paid, net of refunds	(114)	(122)
Interest paid	(894)	(1,647)
Other receipts - net	347	395

Net cash and cash equivalents provided by (used in) operating activities	(2,515)	2,231

Cash flows from investing activities:
Proceeds from sales of fixed assets	—	67
Increase in cash surrender value	(32)	(17)
Capital expenditures	(949)	(234)

Net cash used in investing activities	(981)	(184)

Cash flows from financing activities:
Draws under revolving loans	5,829	8,358
Repayments under revolving loans	(2,990)	(2,920)
Payments to reduce long-term debt	(1,733)	(3,800)
Payments to reduce loans on cash surrendar value	—	(16)
Proceeds from issuance of common stock	47	—
Purchase of treasury stock	(5)	—

Net cash provided by financing activities	1,148	1,622

Net increase (decrease) in cash and cash equivalents	(2,348)	3,669
Cash and cash equivalents at beginning of period	3,708	274

Cash and cash equivalents at end of period	$1,360	$3,943

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

ENDED FEBRUARY 29, 2004 AND MARCH 2, 2003

UNAUDITED

Reconciliation of Net Earnings to Net Cash

Provided By (Used In) Operating Activities:

	2004	2003
	($ in thousands)
Net earnings	$44	$2

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,099	1,687
Provision for deferred compensation	71	40
Payments made for deferred compensation	(82)	(139)
Provision for losses on accounts receivable	57	59
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,088)	840
Decrease (increase) in inventories	(717)	(758)
Decrease (increase) in prepaid expenses and other	(822)	670
Decrease (increase) in other assets	(247)	152
Increase (decrease) in accounts payable	613	802
Increase (decrease) in accrued expenses	(1,831)	(1,584)
Increase (decrease) in income taxes payable	4	(92)
Increase (decrease) in customer deposits	(616)	552

Total adjustments	(2,559)	2,229

Net cash provided by (used in) operating activities	$(2,515)	$2,231

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 –	The Rowe Companies operates primarily through Rowe Furniture, Inc., its upholstered furniture manufacturing subsidiary, and Storehouse, Inc., a 61-store retail furniture chain.

Note 2 –	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 29, 2004 and the results of operations and cash flows for the three months ended February 29, 2004 and March 2, 2003. Selling and administrative expenses include $1,422,000 and $1,207,000 of retail delivery expenses for the three months ended February 29, 2004 and March 2, 2003, respectively.

Note 3 –	The results of operations for the three months ended February 29, 2004 and March 2, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4 –	Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors and retailers in the residential home furnishings industry, including traditional furniture retailers and specialty home furnishings stores. Management performs continuing credit evaluations of its customers’ financial condition and although generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of February 29, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Note 5 –	Inventory components are as follows:

	February 29, 2004	November 30, 2003
	(in thousands)
Retail merchandise	$19,275	$19,149
Finished goods	1,628	2,036
Work-in-process	3,188	3,208
Raw materials	9,014	7,994

Total inventories	$33,105	$32,387

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 –	As previously reported, in 2002 the Company restructured its two retail operations into one operating under the Storehouse name. The Company recognized restructuring and related charges in 2002, and modified these charges in 2003, relating primarily to costs for closing and subleasing two store locations and one administrative office location, terminating or relocating certain employees, and writing off certain fixed assets associated with its former subsidiary, Home Elements. As of November 30, 2003, a reserve of $335,000 was included in accrued expenses for the sublease of the excess administrative office space. During the three months ended February 29, 2004, payments, net of sublease income received, totaling $16,000 were applied against the reserve, as shown below:

	11/30/2003 Reserve Balance	Revisions	Paid To Date	2/29/2004 Reserve Balance
	(in thousands)
Lease termination costs	$335	$—	$16	$319

	12/1/2002 Reserve Balance	Revisions	Paid To Date	3/2/2003 Reserve Balance
		(in thousands)
Lease termination costs	$519	$—	$75	$444

Note 7 –	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended
	February 29, 2004	March 2, 2003
	(in thousands)
Net earnings available to basic and diluted shares	$44	$2

Weighted average common shares outstanding (Basic)	13,176	13,165
Effect of dilutive stock options	300	47

Weighted average common shares and equivalents outstanding (Diluted)	13,476	13,212

As of February 29, 2004 and March 2, 2003, there were 1,075,295 and 1,961,348 outstanding options, respectively, whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three months then ended, respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 –	The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment (consisting specifically of Rowe Furniture) manufactures upholstered furniture for distribution through home furnishings retailers. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment (consisting specifically of Storehouse) sells home furnishings and accessories to customers through Company-owned stores located from Texas through the southeast and mid-Atlantic markets. These products consist of upholstered furniture (primarily obtained from Rowe Furniture), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter-segment Eliminations	Consolidated
	(in thousands)
2004
Net shipments	$41,786	$34,022	$—	$(5,062)	$70,746
Earnings (loss) from continuing operations before taxes	1,388	(304)	(768)	15	331
Total assets	111,372	30,919	42,431	(55,315)	129,407
2003
Net shipments	$41,472	$27,461	$—	$(5,214)	$63,719
Earnings (loss) from continuing operations before taxes	2,231	(2,883)	(606)	(24)	(1,282)
Total assets	117,423	44,861	36,994	(72,036)	127,242

The 2003 total assets reported above exclude $48,270,000 of assets held for sale relating to the Company’s discontinued Mitchell Gold operating unit, which was sold in April 2003.

Note 9 –	The components of comprehensive income (loss) for the three months ended February 29, 2004 are shown below:

	Three Months Ended
	February 29, 2004	March 2, 2003
	(in thousands)
Net earnings	$44	$2
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	(230)	(158)
Payments transferred to expense	213	204

Comprehensive income	$27	$48

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 10 –	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended
	February 29, 2004	March 2, 2003
	(in thousands, except per share amounts)
Net earnings, as reported	$44	$2
Earnings per share, basic, as reported	$0.00	$0.00
Earnings per share, diluted, as reported	$0.00	$0.00
Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—
Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$304	$88
Pro forma net earnings (loss), including the impact of applying the fair value based method	$(260)	$(86)
Pro forma earnings (loss) per share, basic	$(0.02)	$(0.01)
Pro forma earnings (loss) per share, diluted	$(0.02)	$(0.01)

Note 11 –	Effective April 2003, the Company sold its Mitchell Gold subsidiary. Included in earnings (loss) from discontinued operations in the Company’s consolidated statements of operations for the three months ended March 2, 2003, were the following amounts associated with Mitchell Gold:

Net shipments	$15,016,000
Pre-tax earnings	$1,352,000

During the three months ended February 29, 2004, the Company recorded certain adjustments relating to its workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with its discontinued Wexford and Mitchell Gold operations, in the amounts of $74,000 and $31,000, net of tax, respectively. These amounts have been included in losses from discontinued operations.

Note 12 –	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Results of Operations:

Three Months Ended February 29, 2004 Versus Three Months Ended March 2, 2003

Overview

The Rowe Companies (the “Company”) operates through two subsidiaries in the home furnishings industry. Rowe Furniture, Inc. (“Rowe”) manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse, Inc. (“Storehouse”) is a multi-channel lifestyle home furnishings retailer with 61 stores from Texas through the Southeast and Mid-Atlantic markets.

During the first quarter of fiscal 2004, the Company continued the trend of improved retail operations that was evident in the second half of 2003, resulting in improved operating results.

The retail segment had significant sales growth and margin improvement, resulting in strong gross profit growth, partially offset by higher expenses associated with increased shipments (primarily commissions and sales bonuses, delivery costs and credit card fees). Operating income was positive and earnings before taxes improved to ($304,000) from ($2,883,000).

Offsetting these positive developments was a reduction in operating income from the manufacturing segment. While shipments were slightly positive to last year, gross margin and gross profit declined. Gross profit and gross margin declined primarily due to the accelerated depreciation associated with certain legacy systems that will be replaced in the coming months as the new Enterprise Resource Planning (“ERP”) system is implemented, and to a decline in manufacturing productivity compared to last year, causing higher than expected labor costs.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

The following table recaps operating earnings by segment for 2004’s and 2003’s first quarters:

	2004	2003
	(in thousands)
Net Shipments:
Manufacturing, total	$41,786	$41,472
Sales to retail segment	(5,062)	(5,214)

Manufacturing, net of eliminations	36,724	36,258
Retail	34,022	27,461

Total	70,746	63,719

Gross Profit:
Manufacturing	8,260	9,336
Retail	16,842	13,007

Total	25,102	22,343

Selling and Administrative Expenses:
Manufacturing	5,657	5,777
Retail	16,745	15,363
Other	1,822	1,544

Total	$24,224	$22,684

Operating Income (Loss):
Manufacturing	$2,603	$3,559
Retail	97	(2,356)
Other	(1,822)	(1,544)

Total	$878	$(341)

Net shipments increased $7,027,000, or 11.0%, to $70,746,000 in 2004 from $63,719,000 in 2003. The increase primarily resulted from increased shipments in our retail segment.

Retail segment net shipments increased $6.6 million, or 23.9%, from $27.5 million in 2003 to $34.0 million in 2004. While virtually every product category showed growth over 2003, particularly strong increases were in the categories of accessories (up 50% over last year), office and library walls (16%), bedroom (12%), and textiles (224%). Textiles improved due to the roll out of the new window treatment product line introduced over the last few months. Accessories are benefiting from revisions in the manner in which they are purchased and inventoried, allowing for an improved flow of product into the customers hands, as well as from an expanded catalogue and call center operation. Overall, same store sales increased 18.8% over the first three months of 2003.

Manufacturing segment net shipments increased $466,000, or 1.3%, from $36.3 million in 2003 to $36.7 million in 2004. The increase was achieved despite two fewer production days in the 2004 calendar. The manufacturing segment also shipped $5.1 million to the retail segment, 2.9% less than the amount shipped in 2003. These shipments have been eliminated in consolidation.

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Gross profit increased $2,759,000, or 12.3%, from $22,343,000 in 2003 to $25,102,000 in 2004. Gross margin, or gross profit as a percent of net shipments, improved from 35.1% in 2003 to 35.5% in 2004. These increases were due to increased retail margins and an increase in retail shipments as a percent of total shipments.

Retail segment gross profit improved by $3.8 million, from $13.0 million in 2003 to $16.8 million in 2004, primarily as a result of increased shipments. Retail gross margin also improved, from 47.4% in 2003 to 49.5% in 2004, due to a combination of more higher margin goods in the mix (accessories and textiles in particular); a price increase, averaging 2-3%, taken during the latter half of 2003; and a decline in clearance shipments as a percentage of net shipments from 9.5% in 2003 to 8.8% in 2004.

Manufacturing segment gross profit declined $1.1 million, or 11.5%, from $9.3 million in 2003 to $8.3 million in 2004. Gross margin declined from 25.7% in 2003 to 22.5% in 2004. Approximately $750,000 of the decline in gross profit (or 2.0% of gross margin) resulted from accelerated depreciation of certain legacy systems being replaced later this year with the ERP system. The other significant factor in the decline in gross profit (as well as gross margin) was a decline in manufacturing productivity, causing higher labor costs.

Selling and administrative expenses increased by $1,540,000, or 6.8%, from $22,684,000 in 2003 to $24,224,000 in 2004. Selling and administrative expenses improved from 35.6% of net shipments in 2003 to 34.2% in 2004. Increases in retail segment expenses and other administrative costs were partially offset by decreases in manufacturing segment expenses.

Retail segment selling and administrative expenses increased $1.4 million, or 9.0%, from $15.4 million in 2003 to $16.7 million in 2004. These increases are primarily a result of higher net shipments, in the form of higher commissions, increased delivery costs, credit card and related fees, and other similar costs. In addition, while the overall store count has not increased from last year, two stores did open late in 2003, adding incremental costs to the 2004 expenses. Costs associated with the accessories warehouse (to support catalogue and upcoming internet sales efforts) and catalogue call center also contributed to the increase from 2003’s first quarter, as both opened after the first quarter of 2003.

Manufacturing segment selling and administrative expenses decreased $120,000, or 2.1%, from $5.8 million in 2003 to $5.7 million in 2004. This decrease was largely attributable to the impact of two fewer business days in the 2004 quarter versus 2003, and its impact on personnel costs.

Other administrative costs increased $278,000, from $1,544,000 in 2003 to $1,822,000 in 2004. The increase resulted primarily from higher insurance costs, up $230,000, including $182,000 for changes in reserves for workers compensation claims relating to old policy years.

Operating earnings were $878,000 in 2004, compared to a loss of $(341,000) in 2003, as a result of increased retail shipments and gross profit, offset by lower manufacturing segment gross profit and increased retail and other selling and administrative expenses, as discussed above.

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Interest expense decreased from $1,366,000 in 2003 to $894,000 in 2004. Reductions in outstanding loan balances achieved during 2003 largely accounted for the reduction. Declining short-term interest rates and slightly reduced margins over base rates on certain components of our outstanding debt (based upon improved financial condition and operating ratios), also contributed to the decline in interest expense.

Other income, net, decreased $48,000, from $395,000 in 2003 to $347,000 in 2004, due to reduced net rental income associated with an investment property, partially offset by additional rental income.

Earnings from continuing operations before taxes improved to earnings of $331,000 in 2004 from a loss of $(1,282,000) in 2003, reflecting the factors discussed above.

As the Company achieved profitability in 2004, the effective tax rate was 55.0%. The effective rate exceeded the statutory rate due to state income taxes, non-deductible items and other items, net. In 2003, the Company recorded a tax benefit as a result of a loss from operations. The effective rate of the tax benefit was 36.6%. The 2003 effective tax benefit rate was lower than the statutory rate as miscellaneous non-deductible items reduced the potential recovery.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, long-lived asset valuations and impairments, inventory reserves and goodwill.

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

Inventory Reserves

The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (LIFO) basis for inventory held at retail facilities, and on a first-in, first-out (FIFO) basis for inventory held at its manufacturing facilities. When conditions warrant, reserves are established to reduce the value of inventory to net realizable values. As conditions warrant, additional adjustments may be required.

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in 2003, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the second quarter of each fiscal year. The impairment test uses a discounted cash flow and projected profitability model to estimate the fair value of the reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding specific economic conditions that are outside the control of the Company.

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by (used in) operating activities was $(2,515,000) and $2,231,000 in 2004 and 2003, respectively. Fluctuations in net cash provided by (used in) operating activities were primarily the result of changes in operating income and changes in working capital accounts. Substantial changes from 2003 to 2004 included an increase in certain other receivables in 2004 versus a decrease in receivables in 2003 due to weak shipments in the wholesale segment; an increase in prepaid expenses and other assets in 2004, versus a decline in 2003, due to changes in premium payment practices relating primarily to our workers compensation insurance program; and a swing in customer deposits (relating to retail segment sales) as the retail segment delivered in 2004 against orders written (and cash collected) in late 2003 at a higher rate than in early 2003.

Cash from Investing Activities

Net cash used in investing activities was $981,000 and $184,000 in 2004 and 2003, respectively, primarily reflecting an increase in capital expenditures, particularly at Storehouse. Such expenditures related principally in 2004 to a new distribution center located in Atlanta, GA, scheduled to replace the existing distribution center during the second quarter of 2004.

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Cash from Financing Activities

Net cash provided by financing activities was $1,148,000 and $1,622,000 for 2004 and 2003, respectively. In early 2003, the Company was required to make “excess cash flow” payments under certain components of its then outstanding debt, which were in part funded through the revolving loan, in addition to regular periodic principal payments under its debt. In 2004, the Company reduced the outstanding balance of the Elliston capital lease in conjunction with a modification and extension of its terms, in addition to other required principal payments on its existing debt. In 2004, and largely in 2003, draws under the revolving loans were used to offset the impact on cash flow timing of the holiday plant shutdowns at Rowe.

As of February 29, 2004, the Company had $9.3 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements for the foreseeable future including capital expenditures and working capital. Cash flow from operations is highly dependent on order rates and the Company’s operating performance.

Interest Rate Risk and Foreign Currency Exchange Rate Risk:

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not result in a material change in interest expense during the 2004 fiscal year. The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory and some of its raw materials from foreign sources. See “Forward-Looking Statements” below.

Forward-Looking Statements:

When used in this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

Approximately one-third of the Company’s purchases of retail inventory originates overseas, and the Company also purchases some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases have been denominated in US dollars. As exchange rates with certain currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:

We could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes.

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

Substantially all of the Company’s trade accounts receivable are from retail furniture businesses. Management monitors payment status and periodically performs credit evaluations of these customers. However, changes in creditworthiness can occur rapidly and unanticipated losses from trade accounts receivable could occur in excess of the outstanding allowance for losses. Therefore, there can be no assurance that total losses from uncollectable accounts will not exceed the allowance.

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

•	Our revenue could be adversely impacted by a disruption in our supply chain.

We are an importer of finished goods for our retail operations and components for our manufacturing operations. Disruptions to our supply chain could result in late arrival or unavailability of components or finished goods for resale, causing manufacturing delays or negatively affecting retail sales due to increased out-of-stock merchandise.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Risk Disclosures:

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in interest rates. A 10% fluctuation in market interest rates would not have a material impact on results of operations during the 2004 fiscal year.

Foreign Currency Exchange Rate Risk:

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory and some of its raw materials from foreign sources.

Item 4.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(a)) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of February 29, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended February 29, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended February 29, 2004, the Company implemented the payroll module of its planned ERP implementation. The new payroll module has internal controls that are substantially similar to the prior payroll system. In addition, the new system enhances certain controls within the system.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Changes in Securities and Used Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

a.	The following exhibits are furnished as part of this report.

Exhibit	Description

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

On March 19, 2004, a Form 8-K was furnished under Item 12 containing the Company’s press release announcing the first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROWE COMPANIES
Registrant

Date: April 7, 2004

/s/ Gene S. Morphis

Gene S. Morphis Chief Financial Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002