Form 10-Q
period 2004-05-30
ROWE COMPANIES
filed 2004-07-09
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at May 30, 2004
Common stock, par value $1.00 per share	13,189,762 shares

THE ROWE COMPANIES

PART 1 - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 30, 2004	November30, 2003

	(Unaudited)	(Audited)
	($ in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,088	$3,708
Restricted cash collateralizing letters of credit	4,214	4,034
Accounts receivable, net	19,978	19,529
Notes receivable	25	100
Inventories (Note 4)	34,081	32,387
Deferred income tax asset	653	880
Prepaid expenses and other	2,263	2,711

Total current assets	65,302	63,349

PROPERTY AND EQUIPMENT, net	39,889	41,624
GOODWILL, net	14,224	14,224
OTHER NONCURRENT ASSETS	11,147	10,871

	$130,562	$130,068

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt	$2,014	$3,314
Accounts payable and accrued liabilities	21,297	21,683
Income taxes payable	927	1,061
Customer deposits	13,812	13,512

Total current liabilities	38,050	39,570

LONG-TERM DEBT	35,175	34,312
DEFERRED LIABILITIES	4,242	4,269

Total liabilities	77,467	78,151

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares authorized; issued shares 16,612,656 and 16,587,407, respectively; outstanding shares 13,189,762 and 13,166,599, respectively	16,613	16,587
CAPITAL IN EXCESS OF PAR VALUE	23,117	23,084
OTHER COMPREHENSIVE INCOME	(197)	(566)
RETAINED EARNINGS	35,530	34,770
Less treasury stock, 3,422,894 shares in 2004 and 3,420,808 shares in 2003, at cost	(21,968)	(21,958)

Total stockholders’ equity	53,095	51,917

	$130,562	$130,068

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 30, 2004 AND JUNE 1, 2003

UNAUDITED

	Three Months Ended		Six Months Ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003

	(in thousands - except per share amounts)

Net shipments	$75,922	$68,059	$146,668	$131,778
Cost of shipments	48,507	44,096	94,151	85,472

Gross profit	27,415	23,963	52,517	46,306

Selling and administrative expenses	25,828	24,270	50,052	46,954
Retail restructuring and other charges (Note 5)	—	125	—	125

Operating income (loss)	1,587	(432)	2,465	(773)
Interest expense	(935)	(1,036)	(1,829)	(2,372)
Other income	408	411	755	806

Earnings (loss) from continuing operations before taxes	1,060	(1,057)	1,391	(2,339)
Tax expense (benefit)	345	(415)	527	(885)

Net earnings (loss) from continuing operations	715	(642)	864	(1,454)
Earnings from discontinued operations, net of tax expense (benefit) of $0, $165, $(65) and $664, respectively	—	269	(105)	1,084
Gain on sale of Mitchell Gold, net of tax benefit of $1,473 (Note 10)	—	462	—	462

Net earnings	$715	$89	$759	$92

Net earnings (loss) from continuing operations per common share	$0.05	$(0.05)	$0.07	$(0.11)

Net earnings per common share	$0.05	$0.01	$0.06	$0.01

Weighted average common shares	13,188	13,167	13,182	13,166

Net earnings (loss) from continuing operations per common share assuming dilution	$0.05	$(0.05)	$0.06	$(0.11)

Net earnings per common share assuming dilution	$0.05	$0.01	$0.06	$0.01

Weighted average common shares and equivalents	13,527	13,188	13,501	13,200

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

ENDED MAY 30, 2004 AND JUNE 1, 2003

UNAUDITED

	2004	2003
	($ in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
Cash received from customers	$146,399	$152,855
Cash paid to suppliers and employees	(141,919)	(146,303)
Income taxes paid, net of refunds	(597)	881
Interest paid	(1,717)	(2,786)
Other receipts - net	756	806

Net cash and cash equivalents provided by operating activities	2,922	5,453

Cash flows from investing activities:
Payments received on notes receivable	75	100
Proceeds from sale of Mitchell Gold	—	39,573
Payments under earn-out and related obligations	—	(15,759)
Decrease (increase) in cash surrender value	(70)	(54)
Capital expenditures	(1,979)	(632)

Net cash provided by (used in) investing activities	(1,974)	23,228

Cash flows from financing activities:
Restricted cash released (deposited) to collateral	(180)	(2,000)
Draws under revolving loans	6,310	10,086
Repayments under revolving loans	(4,514)	(15,528)
Payments to reduce long-term debt	(2,233)	(18,136)
Payments to reduce loans on cash surrender value	—	(16)
Proceeds from issuance of common stock	59	3
Purchase of treasury stock	(10)	(1)

Net cash used in financing activities	(568)	(25,592)

Net increase in cash and cash equivalents	380	3,089
Cash and cash equivalents at beginning of period	3,708	274

Cash and cash equivalents at end of period	$4,088	$3,363

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

ENDED MAY 30, 2004 AND JUNE 1, 2003

UNAUDITED

Reconciliation of Net Earnings to Net Cash

Provided By Operating Activities:

	2004	2003
	($ in thousands)
Net earnings	$759	$92

Adjustments to reconcile net earnings to net cash provided by operating activities:
Pretax loss on disposition of assets on Mitchell Gold	—	1,011
Depreciation and amortization	3,804	3,363
Provision for deferred compensation	138	133
Payments made for deferred compensation	(163)	(156)
Provision for losses on accounts receivable	120	166
Change in operating assets and liabilities net of effect of disposition of business:
Decrease (increase) in accounts receivable	(569)	785
Decrease (increase) in inventories	(1,694)	(257)
Decrease (increase) in prepaid expenses and other	460	1,270
Decrease (increase) in other assets	(308)	600
Increase (decrease) in accounts payable	240	897
Increase (decrease) in accrued expenses	(30)	(2,107)
Increase (decrease) in income taxes payable	(135)	(812)
Increase (decrease) in customer deposits	300	468

Total adjustments	2,163	5,361

Net cash provided by operating activities	$2,922	$5,453

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe” or the “wholesale home furnishings segment”) its core upholstered furniture manufacturing subsidiary, and Storehouse, Inc., (“Storehouse” or the “retail home furnishings segment”) a 61 store retail furniture chain.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 30, 2004 and the results of operations and cash flows for the three and six month periods ended May 30, 2004 and June 1, 2003. Selling and administrative expenses include $2,819,000 and $2,404,000 of retail delivery expenses for the six months ended May 30, 2004 and June 1, 2003, respectively, and $1,397,000 and $1,197,000 of retail delivery expenses for the three months ended May 30, 2004 and June 1, 2003, respectively. Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on the results of operations previously reported.

Note 3 -	The results of operations for the three and six months ended May 30, 2004 and June 1, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	May 30, 2004	November 30, 2003
	(in thousands)
Retail merchandise	$20,916	$19,149
Finished goods	1,519	2,036
Work-in-process	3,273	3,208
Raw materials	8,373	7,994

	$34,081	$32,387

Note 5 -	As previously reported, in 2002 the Company restructured its two retail operations into one operating under the Storehouse name. The Company recognized restructuring and related charges in 2002, and modified these charges in 2003, relating primarily to costs for closing and subleasing two store locations and one administrative office location, terminating or relocating certain employees, and writing off certain fixed assets associated with its former subsidiary, Home Elements. As of November 30, 2003, a reserve of $335,000 was included in accrued expenses for the sublease of the excess administrative office space. During the six months ended May 30, 2004, payments, net of sublease income received, totaling $44,000 were applied against the reserve, as shown below:

	11/30/2003 Reserve Balance	Revisions	Paid To Date	5/30/2004 Reserve Balance
Lease termination costs	$335	$—	$44	$291

	12/1/2002 Reserve Balance	Revisions	Paid To Date	6/1/2003 Reserve Balance
Lease termination costs	$519	$125	$177	$467

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
	(in thousands)		(in thousands)
Net earnings available to basic and diluted shares	$715	$89	$759	$92

Weighted average common shares outstanding (Basic)	13,188	13,167	13,182	13,166
Effect of dilutive stock options	339	21	319	34

Weighted average common shares and equivalents outstanding (Diluted)	13,527	13,188	13,501	13,200

As of May 30, 2004 and June 1, 2003, there were 940,356 and 1,956,027 outstanding options, respectively, whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three and six months ended May 30, 2004 and June 1, 2003, respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 -	The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe Furniture), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter-segment Eliminations	Consolidated
	(in thousands)
2004
Net shipments	$88,055	$68,756	$—	$(10,143)	$146,668
Pre-tax earnings (loss) from continuing operations	3,215	(558)	(1,296)	30	1,391
Total assets	113,995	31,945	43,589	(58,967)	130,562
2003
Net shipments	$83,632	$57,981	$—	$(9,835)	$131,778
Pre-tax earnings (loss) from continuing operations	3,590	(4,795)	(1,221)	87	(2,339)
Total assets	110,275	44,216	41,397	(68,461)	127,427

Note 8 -	The components of comprehensive income (loss) for the three and six months ended May 30, 2004 and June 1, 2003, are shown below:

	Three Months Ended		Six Months Ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
	(in thousands)
Net earnings	$715	$89	$759	$92

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	128	(52)	(68)	(213)
Payments transferred to expense	224	186	437	393

Comprehensive income	$1,067	$223	$1,128	$272

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 9 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003

	(in thousands, except per share amounts)
Net earnings, as reported	$715	$89	$759	$92
Earnings per share, basic, as reported	$0.05	$0.01	$0.06	$0.01
Earnings per share, diluted, as reported	$0.05	$0.01	$0.06	$0.01

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$13	$37	$317	$116

Pro forma net earnings (loss), including the impact of applying the fair value based method	$702	$52	$442	$(24)
Pro forma earnings (loss) per share, basic	$0.05	$0.00	$0.03	$(0.00)
Pro forma earnings (loss) per share, diluted	$0.05	$0.00	$0.03	$(0.00)

Note 10 –	Effective April 2003, the Company sold its Mitchell Gold subsidiary. Included in earnings (loss) from discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 1, 2003, were the following amounts associated with Mitchell Gold:

	Three Months Ended June 1, 2003	Six Months Ended June 1, 2003
Net shipments	$5,210,000	$20,226,000
Earnings before taxes	$434,000	$1,748,000

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

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

In June 2004, the Company’s Board of Directors approved management’s plan to sell certain investment real estate, and the Company subsequently executed a contract to dispose of the property. The contract provides the buyer a 30 day review period and certain other withdrawal options. Investment property totaling $810,000, net of accumulated depreciation (and included in other noncurrent assets), and mortgage debt totaling $3.2 million, are expected to be disposed of as part of the transaction.

Note 11 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Results of Operations:

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 61 stores from Texas through the Southeast and Mid-Atlantic markets.

During the second quarter of fiscal 2004, the Company continued the trend of improved retail operations that was evident in the second half of 2003, resulting in improved operating results.

The retail segment contributed significant sales growth and margin improvement, resulting in strong gross profit growth, offset by higher expenses associated with increased shipments (primarily commissions and sales bonuses, delivery costs and credit card fees), resulting in positive earnings from operations in the retail segment, a substantial improvement from the prior year’s second quarter.

Adding to the retail segment’s positive developments was improved operating earnings in the manufacturing segment. Gross profit was up somewhat, on growth in shipments over last year offset by a modest decline in gross margin. Two items contributed to the decline in gross margin. First was price increases on various raw materials; second was a decline in manufacturing productivity compared to last year, causing higher than expected labor costs.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

The following table recaps operating earnings by segment for the second quarter and first half:

	Three Months Ended		Six Months Ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
	(in thousands )		(in thousands)
Net Shipments:
Manufacturing, total	$46,268	$42,160	$88,055	$83,632
Sales to retail segment	(5,080)	(4,621)	(10,143)	(9,835)

Manufacturing, net of eliminations	41,188	37,539	77,912	73,797
Retail	34,734	30,520	68,756	57,981

Total	$75,922	$68,059	$146,668	$131,778

Gross Profit:
Manufacturing	$9,560	$9,182	$17,820	$18,518
Retail	17,855	14,781	34,697	27,788

Total	$27,415	$23,963	$52,517	$46,306

Selling and Administrative Expenses:
Manufacturing	$6,465	$6,462	$12,122	$12,239
Retail	17,696	16,127	34,425	31,443
Other	1,667	1,806	3,505	3,397

Total	$25,828	$24,395	$50,052	$47,079

Earnings from operations:
Manufacturing	$3,095	$2,720	$5,698	$6,279
Retail	159	(1,346)	272	(3,655)
Other	(1,667)	(1,806)	(3,505)	(3,397)

Total	$1,587	$(432)	$2,465	$(773)

Six Months Ended May 30, 2004 Versus Six Months Ended June 1, 2003

Net shipments increased $14,890,000, or 11.3%, to $146,668,000 in 2004 from $131,778,000 in 2003. The increase primarily resulted from increased shipments in our retail segment, with a smaller increase in manufacturing segment shipments.

Retail segment net shipments increased $10.8 million, or 18.6%, from $58.0 million in 2003 to $68.8 million in 2004. While every product category showed growth over 2003, particularly strong increases were in the categories of accessories (up 39% over last year), office and library walls (19%), and upholstery (10%). In addition, textiles (primarily comprised of window treatments) is a new category in 2004. Accessories are benefiting from revisions in the manner in which they are purchased and inventoried, allowing for an improved flow of product into the customer’s hands, as well as from the expanded catalogue and call center operation. Overall, same store sales increased 13.1% over the first six months of 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment net shipments increased $4.1 million, or 5.6%, from $73.8 million in 2003 to $77.9 million in 2004. The manufacturing segment also shipped $10.1 million to the retail segment, 3.1% more than the amount shipped in 2003. These shipments have been eliminated in consolidation.

Gross profit increased $6,211,000, or 13.4%, from $46,306,000 in 2003 to $52,517,000 in 2004. Gross margin, or gross profit as a percent of net shipments, improved from 35.1% in 2003 to 35.8% in 2004. These increases were due to increased retail margins and an increase in retail shipments as a percent of total shipments.

Retail segment gross profit improved by $6.9 million, from $27.8 million in 2003 to $34.7 million in 2004, primarily as a result of increased shipments. Retail gross margin also improved, from 47.9% to 50.5%; due to a combination of higher margin categories accounting for a larger percentage of total volume (accessories and textiles in particular); a price increase, averaging 2-3%, taken during the latter half of 2003; and slower growth (13.9% clearance growth versus 18.6% total growth) in shipments through clearance stores, and a decline in the level of discounts recognized on those shipments in 2004 as compared to 2003.

Manufacturing segment gross profit declined $0.7 million, or 3.8%, from $18.5 million in 2003 to $17.8 million in 2004. Gross margin declined from 25.1% in 2003 to 22.9% in 2004. Approximately $990,000 of the decline in gross profit (or 1.3 percentage points of gross margin) resulted from accelerated depreciation of certain legacy information technology systems being replaced later this year. Other factors in the decline in gross profit (as well as gross margin) included a decline in manufacturing productivity as production and operational management personnel were involved in the Enterprise Resource Planning (“ERP”) implementation effort and the lean manufacturing implementation; and shortages of certain fabrics during the later months of the first half, resulting in disruptions in the orderly scheduling of production and shipments.

Selling and administrative expenses increased by $2,973,000, or 6.3%, from $47,079,000 in 2003 to $50,052,000 in 2004. Selling and administrative expenses improved from 35.7% of net shipments in 2003 to 34.1% in 2004. Increases in retail segment expenses and other administrative costs were partially offset by decreases in manufacturing segment expenses.

Retail segment selling and administrative expenses increased $3.0 million, or 9.5%, from $31.4 million in 2003 to $34.4 million in 2004. These increases were primarily a result of costs that vary closely with changes in shipments, including commissions, delivery costs, credit card and related fees, and other variable costs. In addition, while the overall store count has not increased from last year, two stores did open late in 2003 and another late in the 2004 period, adding incremental costs to the 2004 expenses. One store closed during the second quarter of 2004. Costs of the accessories warehouse (to support catalogue and recently started internet sales efforts) and catalogue call center, along with rent and other costs for relocating from the old to the new Atlanta distribution center, also contributed to the increase as compared to 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment selling and administrative expenses decreased $117,000, or 1.0%, from $12.2 million in 2003 to $12.1 million in 2004. This decrease was largely attributable to reductions in international expenses resulting from the closing of our European showroom late in 2003.

Other administrative costs increased $108,000, from $3.4 million in 2003 to $3.5 million in 2004. The increase resulted primarily from higher insurance costs, in particular $182,000 for changes in reserves for workers compensation claims relating to policy years prior to 2004.

Operating earnings were $2,465,000 in 2004, compared to a loss of $(773,000) in 2003, as a result of increased retail shipments and gross profit, offset by lower manufacturing segment gross profit and increased retail and other selling and administrative expenses, as discussed above.

Interest expense decreased from $2,372,000 in 2003 to $1,829,000 in 2004, as proceeds from the Mitchell Gold sale were applied to reduce outstanding debt. Declining short-term interest rates and slightly reduced margins over base rates on certain components of our outstanding debt (based upon improved financial condition and operating ratios), also contributed to the decline in interest expense.

Other income, net, decreased $51,000, from $806,000 in 2003 to $755,000 in 2004, due to reduced net rental income associated with an investment property, offset by additional rental income through normal rent increases and additional new tenants at other investment properties.

Earnings from continuing operations before taxes improved to earnings of $1,391,000 in 2004 from a loss of $(2,339,000) in 2003, reflecting the factors discussed above.

Three Months Ended May 30, 2004 Versus Three Months Ended June 1, 2003

Net shipments increased $7,863,000, or 11.6%, to $75,922,000 in 2004 from $68,059,000 in 2003. The increase resulted from increased shipments in both our retail and manufacturing segments.

Retail segment net shipments increased $4.2 million, or 13.8%, from $30.5 million in 2003 to $34.7 million in 2004. While virtually every product category showed growth over 2003, particularly strong increases were in the categories of accessories (up 28.5% over last year), office and library walls (21.3%), and upholstery (13.8%). Textiles is a new category in 2004. Accessories are benefiting from revisions in the manner in which they are purchased and inventoried, allowing for an improved flow of product into the customers hands, as well as from the expanded catalogue and call center operation. Overall, same store sales increased 8.0% over the comparable three months of 2003.

Manufacturing segment net shipments increased $3.6 million, or 9.7%, from $37.5 million in 2003 to $41.2 million in 2004. The manufacturing segment also shipped $5.1 million to the retail segment, 9.9% more than the amount shipped in 2003. These shipments have been eliminated in consolidation.

Gross profit increased $3,452,000, or 14.4%, from $23,963,000 in 2003 to $27,415,000 in 2004. Gross margin improved from 35.2% in 2003 to 36.1% in 2004. These increases were due to increased retail margins and an increase in retail shipments as a percent of total shipments.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment gross profit improved by $3.1 million, from $14.8 million in 2003 to $17.9 million in 2004, primarily as a result of increased shipments. Retail gross margin also improved, from 48.4% to 51.4%, due to a combination of higher margin categories accounting for a larger percentage of total volume (accessories and textiles in particular) and a price increase, averaging 2-3%, taken during the latter half of 2003.

Manufacturing segment gross profit increased $0.4 million, or 4.1%, from $9.2 million in 2003 to $9.6 million in 2004. Gross margin declined from 24.5% in 2003 to 23.2% in 2004. While gross profit increased due to the increase in shipments, the decline in gross margin resulted from a decline in manufacturing productivity as production and operational management personnel were involved in the ERP implementation effort and the implementation of lean manufacturing processes. Fabric shortages during the quarter also impacted production efficiencies.

Selling and administrative expenses increased by $1,433,000, or 5.9%, from $24,395,000 in 2003 to $25,828,000 in 2004. Selling and administrative expenses improved from 35.8% of net shipments in 2003 to 34.0% in 2004. Increases in retail segment expenses were partially offset by decreases in other administrative expenses.

Retail segment selling and administrative expenses increased $1.6 million, or 9.7%, from $16.1 million in 2003 to $17.7 million in 2004. These increases were primarily a result of costs that vary closely with changes in shipments, including commissions, delivery costs, credit card and related fees, and other variable costs. In addition, while the overall store count has not increased from last year, two stores did open late in 2003 and another late in the second quarter of 2004, adding incremental costs to the 2004 expenses. Costs of the accessories warehouse (to support catalogue and recently started internet sales efforts) and catalogue call center, along with costs for relocating from the old to the new Atlanta distribution center, also contributed to the increase from 2003’s second quarter.

Manufacturing segment selling and administrative expenses were essentially unchanged for the quarter. Higher commissions on higher shipments were offset by reduced computer related costs.

Other administrative costs decreased $139,000, from $1,806,000 in 2003 to $1,667,000 in 2004. The decrease resulted primarily from lower insurance costs, down $104,000, in 2004 from 2003, for changes in reserves for workers compensation claims.

Operating earnings were $1,587,000 in 2004, compared to a loss of $(432,000) in 2003, as a result of increased shipments and gross profit, offset by increased retail segment selling and administrative expenses, as discussed above.

Interest expense decreased from $1,036,000 in 2003 to $935,000 in 2004, primarily due to reductions in outstanding loan balances. Declining short-term interest rates and slightly reduced margins over base rates on certain components of our outstanding debt (based upon improved financial condition and operating ratios), also contributed to the decline in interest expense.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Other income, net, decreased $3,000, from $411,000 in 2003 to $408,000 in 2004, due to reduced net rental income associated with an investment property, offset by additional rental income through normal rent increases and additional new tenants at other investment properties.

Earnings from continuing operations before taxes improved to earnings of $1,060,000 in 2004 from a loss of $(1,057,000) in 2003, reflecting the factors discussed above.

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by (used in) operating activities was $2,922,000 and $5,453,000 in 2004 and 2003, respectively. Fluctuations in net cash provided by (used in) operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes from 2003 to 2004 included an increase in receivables in 2004 (largely due to a delay in receipt of lease funding relating to the ERP implementation) from a decrease in 2003 due to weak shipments at Rowe; a larger increase in inventories in 2004 versus 2003, due to increases in retail inventories to support higher volumes of shipments, and a larger decrease in accrued expenses during 2003.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $(1,974,000) and $23,228,000 in 2004 and 2003, respectively, primarily reflecting proceeds from the sale of, and payments for obligations related to, the sale of Mitchell Gold in 2003. Capital expenditures increased in 2004 relating to expenditures at Rowe for the implementation of lean manufacturing in process and at Storehouse, costs for leasehold improvements at a new distribution center in Atlanta, GA, to replace the existing distribution center, completed during the second quarter of 2004.

Cash from Financing Activities

Net cash used in financing activities was $(568,000) and $(25,592,000) for 2004 and 2003, respectively. In 2003, the Company paid down significant portions of its outstanding debt largely from proceeds from the sale of Mitchell Gold, in addition to required principal payments under its debt agreements. In 2004, the Company reduced the outstanding balance of the capital lease for its Elliston facility in conjunction with a modification and extension of its terms, in addition to other required principal payments on its existing debt.

As of May 30, 2004, the Company had $10.1 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements for the foreseeable future including capital expenditures and working capital. Cash flow from operations is highly dependent on customer order rates and the Company’s operating performance.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

During fiscal 2003, approximately 32% of the Company’s purchases of retail inventory originated overseas, and the Company also purchased some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases were denominated in US dollars. As exchange rates with certain currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following effects:

•	We could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;

•	If we are unable to raise retail prices commensurately with the cost increases, gross profit could be negatively impacted; or

•	We may be forced to find alternative sources of comparable product, which may be more expensive than the current product, of lower quality, or the vendor may be unable to meet our requirements for quantities, delivery schedules or other key terms.

Similar impacts could be experienced in our manufacturing segment.

•	We may not be able to pay-off or refinance the debt obligations that mature in fiscal 2007 and 2008.

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

Substantially all of the Company’s trade accounts receivable are from retail furniture businesses. Management monitors payment status and periodically performs credit evaluations of these customers. However, changes in creditworthiness can occur rapidly and unanticipated losses from trade accounts receivable could occur in excess of the outstanding allowance for losses. Therefore, there can be no assurance that total losses from uncollectible accounts will not exceed the allowance.

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

In certain merchandise categories, there has been a rapid penetration of lower priced imported home furnishings, resulting in lower retail selling prices. This trend could reach the upholstery segment of the home furnishings market, resulting in our manufacturing operations facing low-cost foreign competition. This in turn could require us to reduce our selling prices or could diminish demand for our products.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not result in a material change in interest expense during the 2004 fiscal year. The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory and some of its raw materials, from foreign sources. See “Forward-Looking Statements” above.

Item 4. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(a)) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of May 30, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that as of May 30, 2004, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended May 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities.

e.	Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
3/1/04 thru 3/28/04	531	$4.56	—	—
3/29/04 thru 4/25/04	498	5.45	—	—
4/26/04 thru 5/30/04	—	—	—	—

Total	1,029	$4.99	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of May 30, 2004, there were 145,956 shares in the Company’s ESOP/PAYSOP.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders for The Rowe Companies was held on April 13, 2004, in McLean, Virginia. The shareholders approved the re-election of three individuals to the Board of Directors; Birnbach, Rowe and Cheney. Voting results are shown below:

	For	Withheld
Election of directors:

Gerald M. Birnbach	12,107,767.9726	419,646.3415
Keith J. Rowe	12,076,805.9726	450,608.3415
Richard E. Cheney	12,412,015.9726	115,398.3415

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

a.	The following exhibits are furnished as part of this report.

Exhibit	Description
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K:

On March 22, 2004, a Form 8-K was furnished under Item 12 containing the Company’s press release announcing the first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE ROWE COMPANIES
Registrant
Date: July 9, 2004	/s/ Gene S. Morphis
Gene S. Morphis
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002