Form 10-Q
period 2004-08-29
ROWE COMPANIES
filed 2004-10-12
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 29, 2004

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

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at August 29, 2004
Common stock, par value $1.00 per share	13,205,215 shares

THE ROWE COMPANIES

PART1 - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	August 29, 2004	November 30, 2003
	(Unaudited)	(Audited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,239	$3,708
Restricted cash collateralizing letters of credit	4,964	4,034
Accounts receivable, net	20,421	19,529
Notes receivable	—	100
Inventories (Note 4)	34,240	32,387
Deferred income tax asset	567	880
Prepaid expenses and other	2,850	2,711

Total current assets	65,281	63,349

PROPERTY AND EQUIPMENT, net	39,318	41,624
GOODWILL, net	14,224	14,224
INVESTMENT PROPERTY HELD FOR SALE, net (Note 10)	810	—
OTHER NONCURRENT ASSETS	10,380	10,871

	$130,013	$130,068

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt	$1,964	$3,314
Accounts payable and accrued liabilities	23,549	21,683
Income taxes payable	744	1,061
Customer deposits	12,948	13,512

Total current liabilities	39,205	39,570

LONG-TERM DEBT	29,624	34,312
DEBT ASSOCIATED WITH INVESTMENT PROPERTY HELD FOR SALE (Note 10)	3,198	—
DEFERRED LIABILITIES	4,211	4,269

Total liabilities	76,238	78,151

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share: 50,000,000 shares authorized; issued shares 16,630,322 and 16,587,407, respectively; outstanding shares 13,205,215 and 13,166,599, respectively	16,630	16,587
CAPITAL IN EXCESS OF PAR VALUE	23,144	23,084
OTHER COMPREHENSIVE INCOME	(57)	(566)
RETAINED EARNINGS	36,038	34,770
Less treasury stock, 3,425,107 shares in 2004 and 3,420,808 shares in 2003, at cost	(21,980)	(21,958)

Total stockholders’ equity	53,775	51,917

	$130,013	$130,068

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 29, 2004 AND AUGUST 31, 2003

UNAUDITED

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(in thousands - except per share amounts)
Net shipments	$76,585	$70,152	$223,254	$201,930
Cost of shipments	49,594	44,701	143,745	130,173

Gross profit	26,991	25,451	79,509	71,757
Selling and administrative expenses	25,789	24,431	75,841	71,385
Retail restructuring and other charges (Note 5)	—	—	—	125

Operating income	1,202	1,020	3,668	247
Interest expense	(876)	(1,010)	(2,537)	(3,250)
Other income	416	91	1,088	673

Earnings (loss) from continuing operations before taxes	742	101	2,219	(2,330)
Tax expense (benefit)	253	208	813	(712)

Net earnings (loss) from continuing operations	489	(107)	1,406	(1,618)
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $11, $(44), $(86) and $655, respectively (Note 10)	18	(70)	(139)	1,070
Gain on sale of Mitchell Gold, net of tax benefit of $1,473 (Note 10)	—	—	—	462

Net earnings (loss)	$507	$(177)	$1,267	$(86)

Net earnings (loss) from continuing operations per common share	$0.04	$(0.01)	$0.11	$(0.12)
Net earnings (loss) per common share	$0.04	$(0.01)	$0.10	$(0.01)
Weighted average common shares	13,201	13,168	13,188	13,166
Net earnings (loss) from continuing operations per common share assuming dilution	$0.04	$(0.01)	$0.10	$(0.12)
Net earnings (loss) per common share assuming dilution	$0.04	$(0.01)	$0.09	$(0.01)
Weighted average common shares and equivalents	13,591	13,168	13,531	13,166

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS

ENDED AUGUST 29, 2004 AND AUGUST 31, 2003

UNAUDITED

	2004	2003
	(in thousands)
INCREASE (DECREASE) IN CASH:
Cash flows from operating activities:
Cash received from customers	$221,612	$221,518
Cash paid to suppliers and employees	(214,243)	(213,108)
Income taxes paid, net of refunds	(1,045)	1,258
Interest paid	(2,732)	(3,862)
Other receipts - net	1,233	848

Net cash and cash equivalents provided by operating activities	4,825	6,654

Cash flows from investing activities:
Payments received on notes receivable	100	100
Proceeds from sale of Mitchell Gold	—	39,573
Payments under earn-out and related obligations	—	(15,759)
Decrease (increase) in cash surrender value	(77)	(89)
Capital expenditures	(2,628)	(1,626)

Net cash provided by (used in) investing activities	(2,605)	22,199

Cash flows from financing activities:
Restricted cash released (deposited) to collateral	(930)	—
Draws under revolving loans	6,310	12,570
Repayments under revolving loans	(6,413)	(16,968)
Payments to reduce long-term debt	(2,737)	(18,475)
Payments to reduce loans on cash surrender value	—	(16)
Proceeds from issuance of common stock	103	3
Purchase of treasury stock	(22)	(1)

Net cash used in financing activities	(3,689)	(22,887)

Net increase (decrease) in cash and cash equivalents	(1,469)	5,966
Cash and cash equivalents at beginning of period	3,708	274

Cash and cash equivalents at end of period	$2,239	$6,240

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS

ENDED AUGUST 29, 2004 AND AUGUST 31, 2003

UNAUDITED

Reconciliation of Net Earnings (Loss) to Net Cash

Provided By Operating Activities:

	2004	2003
	(in thousands)
Net earnings (loss)	$1,267	$(86)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Pretax loss on disposition of assets on Mitchell Gold	—	1,011
Depreciation and amortization	5,091	5,422
Provision for deferred compensation	189	143
Payments made for deferred compensation	(245)	(180)
Provision for losses on accounts receivable	186	228
Loss (gain) on disposition of assets	4	—
Change in operating assets and liabilities net of effect of disposition of business:
Decrease (increase) in accounts receivable	(1,078)	(1,562)
Decrease (increase) in inventories	(1,853)	(867)
Decrease (increase) in prepaid expenses and other	(139)	1,571
Decrease (increase) in other assets	(403)	881
Increase (decrease) in accounts payable	1,051	(397)
Increase (decrease) in accrued expenses	1,636	(563)
Increase (decrease) in income taxes payable	(317)	(272)
Increase (decrease) in customer deposits	(564)	1,325

Total adjustments	3,558	6,740

Net cash provided by operating activities	$4,825	$6,654

See notes to consolidated financial statements

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe” or the “wholesale home furnishings segment”) its core upholstered furniture manufacturing subsidiary, and Storehouse, Inc., (“Storehouse” or the “retail home furnishings segment”) a 60 store retail furniture chain.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 29, 2004 and the results of operations and cash flows for the three and nine month periods ended August 29, 2004 and August 31, 2003. Selling and administrative expenses include $4,242,860 and $3,786,003 of retail delivery expenses for the nine months ended August 29, 2004 and August 31, 2003, respectively, and $1,424,182 and $1,381,915 of retail delivery expenses for the three months ended August 29, 2004 and August 31, 2003, respectively. Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on the results of operations previously reported.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Note 3 -	The results of operations for the three and nine months ended August 29, 2004 and August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	August 29, 2004	November 30, 2003
	(in thousands)
Retail merchandise	$20,359	$19,149
Finished Goods	1,648	2,036
Work-in-process	3,342	3,208
Raw materials	8,891	7,994

Total inventories	$34,240	$32,387

Note 5 -	As previously reported, in 2002 the Company restructured its two retail operations into one operating under the Storehouse name. The Company recognized restructuring and related charges in 2002, and modified these charges in 2003, relating primarily to costs for closing and subleasing two store locations and one administrative office location, terminating or relocating certain employees, and writing off certain fixed assets associated with its former subsidiary, Home Elements. As of November 30, 2003, a reserve of $335,000 was included in accrued expenses for the sublease of the excess administrative office space.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

During the nine months ended August 29, 2004, payments, net of sublease income received, totaling $60,000 were applied against the reserve, as shown below:

	11/30/2003 Reserve Balance	Revisions	Paid To Date	8/29/2004 Reserve Balance
	(in thousands)
Lease termination costs	$335	$—	$60	$275

	12/1/2002 Reserve Balance	Revisions	Paid To Date	8/31/2003 Reserve Balance
Lease termination costs	$519	$125	$371	$273

Note 6 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(in thousands)
Net earnings (loss) available to basic and diluted shares	$507	$(177)	$1,267	$(86)

Weighted average common shares outstanding (Basic)	13,201	13,168	13,188	13,166
Effect of dilutive stock options	390	—	343	—

Weighted average common shares and equivalents outstanding (Diluted)	13,591	13,168	13,531	13,166

As of August 29, 2004 and August 31, 2003, there were 888,731 and 1,706,990 outstanding options, respectively whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three and nine months ended August 29, 2004 and August 31, 2003 respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, 59,000 options have been excluded from the three and nine month periods ended August 31, 2003 due to their anti-dilutive effect in conjunction with the net losses incurred for those periods.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 -	The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric or leather. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe Furniture), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2004

Net shipments	$133,813	$104,218	$—	$(14,777)	$223,254
Pre-tax earnings (loss) from continuing operations	4,477	(652)	(1,689)	83	2,219
Total assets	115,660	30,400	44,829	(60,876)	130,013

2003

Net shipments	$127,156	$89,202	$—	$(14,428)	$201,930
Pre-tax earnings (loss) from continuing operations	5,844	(6,301)	(2,042)	169	(2,330)
Total assets	117,190	44,233	42,346	(71,764)	132,005

Note 8 -	The components of comprehensive income (loss) for the three and nine months ended August 29, 2004 and August 31, 2003, are shown below:

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(in thousands)
Net earnings (loss)	$507	$(177)	$1,267	$(86)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	(69)	14	(149)	(199)
Payments transferred to expense	209	181	658	574

Comprehensive income	$647	$18	$1,776	$289

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 9 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(in thousands, except per share amounts)
Net earnings (loss), as reported	$507	$(177)	$1,267	$(86)
Earnings (loss) per share, basic, as reported	$0.04	$(0.01)	$0.10	$(0.01)
Earnings (loss) per share, diluted, as reported	$0.04	$(0.01)	$0.09	$(0.01)

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$8	$21	$324	$137

Pro forma net earnings (loss), including the impact of applying the fair value based method	$499	$(198)	$943	$(223)
Pro forma earnings (loss) per share, basic	$0.04	$(0.02)	$0.07	$(0.02)
Pro forma earnings (loss) per share, diluted	$0.04	$(0.02)	$0.07	$(0.02)

Note 10 -	In June 2004, the Company’s Board of Directors approved management’s plan to sell a real estate investment property (the “Property”), and the Company subsequently executed a contract to dispose of the Property. During August 2004, the purchaser executed its withdrawal options and cancelled the contract. The Company continues to pursue other potential avenues to dispose of the Property.

As of August 29, 2004, net investment property of $810,000 and mortgage loans totaling $3,198,000 were classified as held for sale in the Company’s Consolidated Balance Sheets. Income and expense items associated with the Property have been classified as discontinued operations, and all prior periods have been restated to conform to the current presentation. Discontinued operations includes pre-tax earnings (losses) of $29,000 and $(115,000) for the three months ended August 29, 2004 and August 31, 2003, respectively, and $(56,000) and $(23,000) for the respective nine month periods then ended, relating to the Property.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In October, 2004, the Company’s Board of Directors approved management’s plan to sell an additional real estate investment property. Investment property totaling $6.4 million, net of accumulated depreciation (and included in other noncurrent assets), and mortgage debt totaling $5.8 million, are expected to be disposed of as part of the transaction.

During February, 2004, the Company recorded certain adjustments relating to workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with its discontinued Wexford and Mitchell Gold operations, totaling $170,000 on a pre-tax basis. These charges have also been included in discontinued operations.

During the second quarter of 2003, the Company sold its Mitchell Gold subsidiary. Discontinued operations for the nine months ended August 31, 2003, included net shipments of $20,226,000, and pre-tax earnings of $1,748,000, associated with the operations of Mitchell Gold prior to the date of the sale.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Results of Operations:

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 60 stores from Texas through the Southeast and Mid-Atlantic markets.

During the third quarter of fiscal 2004, the Company continued the trend of improved retail operations that was evident in the second half of 2003, resulting in improved operating results.

The retail segment contributed significant sales growth and margin improvement, resulting in strong gross profit growth, offset by higher expenses associated with increased shipments (primarily commissions and sales bonuses, delivery costs and credit card fees), but resulting in positive earnings from operations in the retail segment, a substantial improvement from the prior year’s third quarter.

Offsetting the retail segment’s positive developments were reduced operating earnings in the manufacturing segment. While net shipments in the wholesale segment increased, labor inefficiencies and increased charges for insurance reserves resulted in a reduction in gross margin and gross profit. Labor inefficiencies resulted from the disruptions in normal operations from the Enterprise Resource Planning (“ERP”) and lean manufacturing process implementations, and turnover resulting, in part, from the demands of these implementations.

As previously reported, the Company initiated a plan to dispose of an investment property during the third quarter of 2004, anticipating a completed sale by approximately the end of the quarter. The buyer, however, exercised its rights to withdraw from the contract before completing the sale. The Company continues to pursue other potential buyers, and anticipates completing a sale in the next six to nine months. The results of operations associated with this investment property have been reflected as discontinued operations for all periods presented in this report. Operating income has not been impacted by this reclassification.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

The following table recaps operating earnings by segment for the third quarter and nine month periods:

	Three Months Ended		Nine Months Ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
	(in thousands)
Net Shipments:
Manufacturing, total	$45,757	$43,524	$133,813		$127,156
Sales to retail segment	(4,634)	(4,593)	(14,777)		(14,428)

Manufacturing, net of eliminations	41,123	38,931	119,036		112,728
Retail	35,462	31,221	104,218		89,202

Total	$76,585	$70,152	$223,254		$201,930

Gross Profit:
Manufacturing	$9,063	$10,003	$26,884		$28,520
Retail	17,928	15,448	52,625		43,237

Total	$26,991	$25,451	$79,509		$71,757

Selling and Administrative Expenses:
Manufacturing	$6,514	$6,279	$18,636		$18,518
Retail (including restructuring charges)	17,608	16,385	52,033		47,828
Other	1,667	1,767	5,172		5,164

Total	$25,789	$24,431	$75,841	$	,71,510

Earnings from operations:
Manufacturing	$2,549	$3,724	$8,248		$10,002
Retail	320	(937)	592		(4,591)
Other	(1,667)	(1,767)	(5,172)		(5,164)

Total	$1,202	$1,020	$3,668		$247

Nine Months Ended August 29, 2004 Versus Nine Months Ended August 31, 2003

Net shipments increased $21,324,000, or 10.6%, to $223,254,000 in 2004 from $201,930,000 in 2003. The increase primarily resulted from increased shipments in our retail segment, with a smaller increase in manufacturing segment shipments.

Retail segment net shipments increased $15.0 million, or 16.8%, from $89.2 million in 2003 to $104.2 million in 2004. Every product category showed growth over 2003, particularly the categories of accessories (up 36% over last year), office and library walls (16%), and upholstery (9%). In addition, textiles, primarily comprised of window treatments, were a new category in 2004. Accessory sales grew as a result of an improved merchandise replenishment process, speeding the flow of product into consumer’s hands. The expanded direct marketing effort through catalogs and the Internet also increased accessory sales. Overall, same store sales increased 12.6% over the first nine months of 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment net shipments increased $6.3 million, or 5.6%, from $112.7 million in 2003 to $119.0 million in 2004. The manufacturing segment also shipped $14.8 million to the retail segment, 2.4% more than the amount shipped in 2003. These shipments have been eliminated in consolidation.

Gross profit increased $7,752,000, or 10.8%, from $71,757,000 in 2003 to $79,509,000 in 2004. Gross margin, or gross profit as a percent of net shipments, improved from 35.5% in 2003 to 35.6% in 2004. These increases were due to increased retail margins and an increase in retail shipments as a percent of total shipments.

Retail segment gross profit improved by $9.4 million, from $43.2 million in 2003 to $52.6 million in 2004, primarily as a result of increased shipments. Retail gross margin also improved, from 48.5% to 50.5%, due to a combination of higher margin categories accounting for a larger percentage of total volume (accessories and textiles in particular); a price increase, averaging 2-3%, taken during the latter half of 2003; and slower growth (10.9% clearance growth versus 16.8% total growth) in shipments through clearance stores, and a decline in the level of discounts recognized on those shipments, in 2004 compared to 2003.

Manufacturing segment gross profit declined $1.6 million, or 5.7%, from $28.5 million in 2003 to $26.9 million in 2004. Gross margin declined from 25.3% in 2003 to 22.6% in 2004. Approximately $990,000 of the decline in gross profit (or 0.8 percentage points of gross margin) resulted from accelerated depreciation of certain legacy information technology systems being replaced later this year. Other factors in the decline in gross profit (as well as gross margin) were a decline in manufacturing productivity as production management personnel were involved in the ERP implementation effort and the lean manufacturing implementation; and shortages of certain fabrics during recent months, resulting in disruptions in the orderly scheduling of production and shipments. Although the Company expects that the need for production management personnel to be involved in the ERP and lean manufacturing implementation will diminish in the near future, until these processes are complete manufacturing productivity will likely continue to be hindered and could decline further. Increases in reserves for workers compensation and healthcare insurance costs also contributed to the decline in gross profit and gross margin.

Selling and administrative expenses increased by $4,331,000, or 6.1%, from $71,510,000 in 2003 to $75,841,000 in 2004. Selling and administrative expenses improved from 35.4% of net shipments in 2003 to 34.0% in 2004. Essentially all of the increase in selling and administrative costs occurred in the retail segment.

Retail segment selling and administrative expenses increased $4.2 million, or 8.8%, from $47.8 million in 2003 (including restructuring and related charges of $125,000) to $52.0 million in 2004. These increases are primarily a result of higher shipments, including commissions, delivery expense, credit card and related fees, and other variable costs. In addition, while the overall store count has not increased from last year, two stores did open late in 2003 and another in May 2004, adding incremental costs to the 2004 expenses. Two stores closed during 2004, one in each of the second and third quarters. Costs of the accessories warehouse (to support catalogue and recently started internet sales efforts) and catalogue call center, along with rent and other costs for relocating from the old to the new Atlanta distribution center, also contributed to the increase as compared to 2003.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment selling and administrative expenses increased $118,000, or 0.6%, from $18.5 million in 2003 to $18.6 million in 2004. Advertising costs increased over 2003, largely offset by reduced international expenses.

Operating earnings were $3,668,000 in 2004, compared to $247,000 in 2003, as a result of increased retail shipments and gross profit, offset by lower manufacturing segment gross profit and increased retail segment selling and administrative expenses, as discussed above.

Interest expense decreased from $3,250,000 in 2003 to $2,537,000 in 2004, as proceeds from the Mitchell Gold sale were applied to reduce outstanding debt. Declining short-term interest rates and slightly reduced margins over base rates on certain components of our outstanding debt (based upon improved financial condition and operating ratios), also contributed to the decline in interest expense.

Other income, net, increased $415,000, from $673,000 in 2003 to $1,088,000 in 2004, due to higher net rental income associated with investment properties, combined with some operating expense reductions. In addition, certain reserves were established for uncollectible rental income during the 2003 period.

Earnings from continuing operations before taxes improved to earnings of $2,219,000 in 2004 from a loss of $(2,330,000) in 2003, reflecting the factors discussed above.

Three Months Ended August 29, 2004 Versus Three Months Ended August 31, 2003

Net shipments increased $6,433,000, or 9.2%, to $76,585,000 in 2004 from $70,152,000 in 2003. The increase resulted from increased shipments in both our retail and manufacturing segments.

Retail segment net shipments increased $4.2 million, or 13.6%, from $31.2 million in 2003 to $35.5 million in 2004. While virtually every product category showed growth over 2003, particularly strong increases were in the categories of accessories (up 32.1% over last year), office and library walls (11.7%), and upholstery (8.1%). Textiles is a new category in 2004. Accessory sales grew as a result of an improved merchandise replenishment process, speeding the flow of product into consumer’s hands. The expanded direct marketing effort through catalogs and the Internet also increased accessory sales. Overall, same store sales increased 8.8% over the comparable three months of 2003.

Manufacturing segment net shipments increased $2.2 million, or 5.6%, from $38.9 million in 2003 to $41.1 million in 2004. The manufacturing segment also shipped $4.6 million to the retail segment, 0.9% more than the amount shipped in 2003. These shipments have been eliminated in consolidation.

Gross profit increased $1,540,000, or 6.1%, from $25,451,000 in 2003 to $26,991,000 in 2004. Gross margin declined from 36.3% in 2003 to 35.2% in 2004. Higher overall shipments and retail margins generated an increase in gross profit, but reduced manufacturing margins brought overall margins down.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment gross profit improved by $2.5 million, from $15.4 million in 2003 to $17.9 million in 2004, primarily as a result of increased shipments. Retail gross margin also improved, from 49.5% to 50.6%; due to a combination of higher margin categories accounting for a larger percentage of total volume (accessories and textiles in particular) and a price increase, averaging 2-3%, taken during the latter half of 2003.

Manufacturing segment gross profit decreased $0.9 million, or 9.4%, from $10.0 million in 2003 to $9.1 million in 2004. Gross margin declined from 25.7% in 2003 to 22.0% in 2004. The decline in gross margin resulted from a decline in manufacturing productivity as the ERP and lean manufacturing implementations impacted operations. Fabric shortages, while improved from the second quarter levels, continued to impact production efficiencies as well. Increases in health care and workers compensation insurance reserves also impacted the third quarter margins.

Selling and administrative expenses increased by $1,358,000, or 5.6%, from $24,431,000 in 2003 to $25,789,000 in 2004. Selling and administrative expenses improved from 34.8% of net shipments in 2003 to 33.7% in 2004. Increases in retail segment expenses were partially offset by decreases in other administrative expenses.

Retail segment selling and administrative expenses increased $1.2 million, or 7.5%, from $16.4 million in 2003 to $17.6 million in 2004. These increases were primarily a result of costs that vary closely with changes in shipments, including commissions, delivery costs, credit card and related fees, and other variable costs. In addition, while the overall store count has not increased from last year, two stores opened late in 2003 and another late in the second quarter of 2004, adding incremental costs to the 2004 expenses. Costs of the accessories warehouse (to support catalogue and recently started internet sales efforts) and catalogue call center also contributed to the increase from 2003’s third quarter.

Manufacturing segment selling and administrative expenses increased $0.2 million, or 3.7%, from $6.3 million in 2003 to $6.5 million in 2004. Increased advertising costs accounted for the increase.

Other administrative costs decreased $100,000, from $1.8 million in 2003 to $1.7 million in 2004. The decrease resulted from non-recurring charges recorded in 2003.

Operating earnings were $1,202,000 in 2004, compared to $1,020,000 in 2003, as a result of increased shipments and gross profit, offset by increased retail segment selling and administrative expenses, as discussed above.

Interest expense decreased from $1,010,000 in 2003 to $876,000 in 2004. Reductions in outstanding balances achieved during 2003 largely accounted for the reduction. Declining short-term interest rates and slightly reduced margins over base rates on certain components of the Company’s outstanding debt (based upon improved financial condition and operating ratios), also contributed to the decline in interest expense.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Other income, net, increased $325,000, from $91,000 in 2003 to $416,000 in 2004, due to one time adjustments, including the aforementioned reserve for uncollectible rental income, recorded in the 2003 period and higher net rental income in 2004 associated with investment properties.

Earnings from continuing operations before taxes improved to $742,000 in 2004 from $101,000 in 2003, reflecting the factors discussed above.

During the three months ended August 31, 2003, the Company established reserves for certain state tax carryforwards recorded in prior periods, impacting the effective tax rate during the period.

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by operating activities was $4,825,000 and $6,654,000 in 2004 and 2003, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes from 2003 to 2004 included a larger increase in inventories in 2004 versus 2003, due to increases in retail inventories to support higher volumes of shipments; increases in accrued expenses and accounts payable during 2004, compared to decreases during 2003, largely related to increased 2004 shipments; increases in prepaid expenses and other assets in 2004, versus decreases in 2003, related to changes in timing of insurance premium payments; and a decrease in retail customer deposits in 2004, compared to an increase in 2003, largely due to the change in timing of the Labor Day holiday weekend from the end of August in 2003 to later in September 2004. Taxes also changed from net refunds received in 2003 to payments in 2004 on improved operating results.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $(2,605,000) and $22,199,000 in 2004 and 2003, respectively, primarily reflecting proceeds from the sale of, and payments for obligations related to, the sale of Mitchell Gold in 2003. Capital expenditures increased in 2004 relating to expenditures at Rowe for the lean implementation in process and at Storehouse for costs for a new distribution center in Atlanta, GA, to replace the existing distribution center, completed during the second quarter of 2004.

Cash from Financing Activities

Net cash used in financing activities was $(3,689,000) and $(22,887,000) for 2004 and 2003, respectively. In 2003, the Company paid down significant portions of its outstanding debt largely from proceeds from the sale of Mitchell Gold, in addition to required principal payments under its debt agreements. In December of fiscal 2004, the Company reduced the outstanding balance of the Elliston capital lease in conjunction with a modification and extension of its terms, in addition to other required principal payments on its existing debt.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

As of August 29, 2004, the Company had $14.1 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements for the foreseeable future including capital expenditures and working capital. Cash flow from operations is highly dependent on order rates and the Company’s operating performance.

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

Our manufacturing and our retailing subsidiaries face significant competition from numerous competitors, many of which are larger and better capitalized. Our subsidiaries may be at a competitive disadvantage as a result. If our subsidiaries lose market share to competitors, our financial performance could be materially adversely affected.

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

Similar impacts could be experienced in our manufacturing segment. To date, no significant exchange rate price increases have been incurred.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

•	Our retail operations are opening stores at a higher rate than in recent years.

Our retail operation anticipates opening 8-10 new stores during the next twelve months. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

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

Our production management personnel have been intensely focused on the implementation of the new ERP system and conversion to lean manufacturing, significantly reducing the time for day-to-day management activities. Consequently, our manufacturing productivity has declined and could continue to decline until our production management personnel can return to focusing on their normal responsibilities.

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

Item 4. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(a)) under the Securities Exchange Act of 1934 (the “Act”) was carried out as of August 29, 2004 under the supervision of and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that as of August 29, 2004, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended August 29, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended August 29, 2004.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
5/31/04 through 6/27/04	—	$—	—	—
6/28/04 through 7/25/04	—	—	—	—
7/26/04 through 8/29/04	2,213	5.39	—	—

Total	2,213	$5.39	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of August 29, 2004, there were 141,689 shares in the Company’s ESOP/PAYSOP.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

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

THE ROWE COMPANIES
Registrant

Date: October 11, 2004	/s/ Gene S. Morphis
Gene S. Morphis
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002