Form 10-K
period 2004-11-28
ROWE COMPANIES
filed 2005-02-28
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 28, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 30, 2004 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $43,015,586.

As of February 10, 2005, there were issued and outstanding 13,285,798 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Portions of the Annual Report to Stockholders for the year ended November 28, 2004	Parts I, II and IV
Portions of the Annual Proxy Statement for the 2005 Annual Meeting of Stockholders	Parts III and IV

PART I

Item 1.	Business.

General

The Rowe Companies (the “Company”) operates two subsidiaries in the home furnishings industry: Rowe Furniture, Inc. (“Rowe” or the “wholesale segment”), a major manufacturer of quality upholstered furniture serving the middle and upper middle market primarily throughout the United States through home furnishings retailers; and Storehouse, Inc. (“Storehouse” or the “retail segment”), a multi-channel, lifestyle home furnishings business including 64 retail home furnishings stores. Storehouse makes good design accessible by selling an edited assortment of casual, contemporary home furnishings through its stores located in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet. Originally founded in 1946 as Rowe Furniture Corporation, the Company changed its name to The Rowe Companies in March 1999 to more appropriately reflect the expanded scope of the Company’s operations.

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

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered furniture. Upholstered furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered furniture (primarily obtained from Rowe), leather furniture, case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet. The segment information contained in Note 13 to the Company’s consolidated financial statements on page 38 in the Annual Report to Stockholders for the fiscal year ended November 28, 2004 included in Exhibit 13 hereto is incorporated herein by reference.

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

Executive Officers Who Are Not Directors

Barry A. Birnbach, age 62, has been in the service of the Company since 1968. He has served as the Company’s Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President – Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company’s President and Chairman of the Board.

Timothy J. Fortune, age 53, has been in the service of the Company since 1997. He has served as the Company’s Vice President of Human Resources and Strategy since March 1999. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

Gene S. Morphis, age 56, has been in the service of the Company since July 30, 2002. He has served as the Company’s Secretary/Treasurer, Chief Financial Officer since joining the Company. Prior to joining the Company, Mr. Morphis was Chief Financial Officer of ClientLogic from April 1999 to June 2001 and Chief Financial Officer of Modus Media International from April 1995 to April 1999.

Forward-Looking Information

Information regarding forward-looking information is contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the fiscal year ended November 28, 2004 included in Exhibit 13 and is incorporated by reference.

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

Overview

Fiscal years 2001 and 2002 were difficult years, as the economy turned downward and then struggled to recover. Storehouse experienced declining shipments over this period, while Rowe experienced the loss of several major customers and declining shipments to others.

As 2003 began, signs of improving economic conditions began to appear, and strengthened as the year progressed. The Company completed the sale of Mitchell Gold in April 2003, and by reducing debt with the proceeds of the sale, substantially improved its financial position. Storehouse benefited from improvements in its operations and the improving economic conditions to post eleven monthly same store sales increases during the year.

During 2004, Storehouse continued the trend of monthly same store sales increases, with an overall same store sales growth of 10.7 percent in 2004, slightly ahead of the 9.9 percent rate for 2003. At the same time, improvements in margins combined with increased sales resulted in substantially improved operating results at Storehouse, converting a substantial operating loss in 2003 into a small but positive operating income for 2004.

At Rowe, 2004 was not as favorable. Rowe worked through the year to complete the implementation of its ERP system, while simultaneously working towards converting its operations to “lean manufacturing” processes. Lean manufacturing is based on a collection of techniques designed to improve quality, reduce cost and manufacturing cycle time and train employees to perform multiple tasks. These techniques include just-in-time inventory management, continuous improvement and waste reduction programs. The combination of these two major efforts strained the management team at Rowe, resulting in some disruption in operations and operating results through the first nine months of the year. The ERP implementation went live early in the fourth quarter of 2004, and the impact on operations and operating results in the first few months has been much more substantial than anticipated, significantly impacting full year operating results (both shipments and gross profit) for 2004.

During 2004, the Company decided to sell two real estate investment properties. In December 2004, the Company closed the sale of the first of the properties, resulting in a gain, net of taxes, of approximately $2.7 million, or $0.20 per share. The Company continues to pursue potential purchasers for the second property. The primary reasons for selling these properties was the desire to dispose of non-core assets, the avoidance of significant capital expenditures that will be required in coming years, absent a disposition of these properties, and a reduction in the Company’s outstanding indebtedness.

Wholesale Home Furnishings Segment - Rowe

Product Lines

Rowe’s products encompass a full line of upholstered furniture including sofas, loveseats, occasional and dining chairs, ottomans and sleep sofas, covered in fabric, as well as selected pieces in leather. Rowe’s products are available in over 1,000 different fabrics. Styles offered include traditional, contemporary and transitional designs.

Rowe’s product strategy is to provide a wide choice of furniture styles and fabrics while providing high quality at competitive prices. Rowe continually reviews and evaluates its designs, and primarily on a semi-annual basis, adds and discontinues designs as it deems appropriate. Rowe identifies trends in styles, colors and patterns through independent research, contacts with Rowe’s customers and the occasional use of independent designers. Management also solicits opinions from its customers and manufacturing and marketing employees prior to final design selection.

Marketing and Sales

Rowe has developed a broad and diverse national customer base. Rowe sells its manufactured products primarily through commissioned sales personnel who are employees of Rowe, dedicated to marketing Rowe’s products exclusively. Management believes that this arrangement gives Rowe a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. Rowe’s products are sold to over 1,200 national, regional and local furniture retailers and the Company’s wholly-owned subsidiary, Storehouse. Approximately 3% of 2004, 2003 and 2002 segment sales were to customers located outside of the United States.

The general marketing practice in the furniture industry is to exhibit products at international and regional furniture markets. Rowe displays its product lines and introduces new products in April and October of each year at an eight-day furniture market held in High Point, North Carolina. Rowe maintains one showroom totaling 33,420 square feet in the High Point market.

Retail Distribution

Management believes there are ample opportunities to expand Rowe’s retail distribution network. Rowe strives to maintain strong relationships with, and increase sales to its existing retailers. It also attempts to increase sales by adding new retailers, particularly in geographic regions where its products are not widely available, such as the Southwest and the West. When adding retailers, Rowe seeks to sell to retailers that (1) it believes to be financially sound and (2) emphasize fashion and style in marketing to consumers rather than relying largely or exclusively on promoting discounted prices.

Key Customers.    Rowe sells its products to over 1,200 accounts with normal credit terms being net 30 days. Shipments to its top three unaffiliated customers, as a percentage of consolidated net shipments were 7% in 2004,

7% in 2003 and 8% in 2002. Shipments to Rowe’s top ten unaffiliated customers as a percent of consolidated net shipments amounted to 13% in 2004, 13% in 2003 and 14% in 2002. Shipments to Storehouse were $19,557,000 in 2004, $19,898,000 in 2003 and $19,056,000 in 2002.

Manufacturing and Distribution

Rowe manufactures its products in four production facilities, of which three are owned and one is leased. Two facilities manufacture upholstered furniture. The remaining two facilities manufacture frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.1 million square feet.

Manufacturing Process.    Rowe utilizes a vertically integrated manufacturing process which includes kiln-drying of hardwood, wood milling, frame construction, fabric cutting, sewing, foam cutting and filling, upholstery and final assembly of the upholstered product. Rowe utilizes computer-aided design patterns and CNC Routers (computerized plywood cutting machines) to manufacture frames for upholstered furniture and utilizes specialized machines in the fabric cutting process, which facilitate design work, help maximize fabric yield, and increase the efficiency of the assembly process. The completed pieces of upholstered furniture are then cleaned, inspected and packed for shipping.

Manufacturing Efficiencies.    Management has taken a number of steps to improve manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to more effectively manage its inventories, purchasing, labor and manufacturing processes; changes in its employee compensation program; and the establishment of new internal systems to control overhead and material usage. Management believes through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, Rowe will maintain a competitive advantage in marketing its products.

Throughout 2003 and 2004, Rowe has been working to implement the ERP system mentioned above. During the fourth quarter of 2004, the switch was made to the new system and problems were encountered beyond those anticipated. The most significant impact was on Rowe’s ability to schedule orders for production. This dramatically affected Rowe’s ability to efficiently schedule, produce, ship and invoice customer orders during the last quarter of fiscal 2004, resulting in lower shipments and higher costs.

In addition to the major disruption caused by the ERP implementation, Rowe also worked during 2004 on converting to lean manufacturing practices. The combination of the ERP implementation effort and changes driven by evolution to lean practices had a lesser, but not insignificant, impact on production costs in the time frame leading up to the ERP go-live date.

Rowe is now focused on stabilizing the ERP system and getting productivity back near historical levels. The evolution to lean practices is expected to hold in place until the ERP system is operating effectively, and then continue to full implementation. Although no assurances can be given as to when it will occur, when fully complete, Rowe expects that the combination of lean practices and the capabilities of the ERP system will substantially shorten the time between receipt of a customer order and delivery to that customer, targeting a 10-day turnaround time as the ultimate goal. This would be substantially quicker than Rowe’s current 30 day standard turnaround time. Management believes that the combination of make-to-order and quick turn-around will allow it to compete successfully against lower cost, foreign-sourced upholstery products, and that the addition of several new customers are early indicators of such success.

Product Quality and Value.    Rowe is committed to providing high quality, value oriented furniture at competitive prices. Management believes that Rowe adheres to strict quality standards in all aspects of design and production, including material selection, frame design and construction, workmanship, and appearance. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. Rowe has been successful in providing this quality while generally holding prices steady in recent years. Some modest price increases were taken during 2004, principally related to steel prices for sleep sofas and oil related cost increases.

Dedication to Customer Service.    Rowe is dedicated to providing a high level of service to all its customers, and maintains close contact and communicates frequently with its customers in order to better identify, understand and meet their needs. Management believes the utilization of company-dedicated sales persons enables it to better communicate with its customers.

Important aspects of Rowe’s service to certain customers include its automated order entry, bar coding and electronic data interchange systems. These systems give customers the ability to place orders directly, and allows Rowe to monitor the status of orders and track inventory and sales activity. Rowe is in the process of enhancing the capabilities of these systems and increasing the number of customers who utilize them. In addition, Rowe has introduced point-of-sale computer systems into Storehouse stores and other dealer locations that allow retailers to display for consumers full-color pictures of various combinations of furniture styles and fabric patterns. Rowe has established regional repair service centers so that it can respond quickly to consumers’ needs.

Another special emphasis of Rowe’s customer service is the prompt delivery of its products, a significant portion of which are manufactured and shipped generally within 30 days of receipt of an order. Rowe’s order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers. The ERP and lean manufacturing initiatives as previously discussed are intended to maintain Rowe’s leadership position in prompt delivery.

Employee Compensation.    At Rowe, employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions.

Manufacturing Capacity.    Rowe operates its upholstery manufacturing facilities on a one-shift, five to six day per week basis, with some departments working a partial second shift. The frame plants supporting them are working on a 24 hour, seven day per week basis. Rowe is pursuing the acquisition of additional CNC routers to increase frame production capacity. At this time, the Company has no plans to construct or lease additional manufacturing facilities.

Backlog.    Rowe generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. Rowe’s backlog of unshipped orders was approximately $17.7 million as of November 28, 2004 compared to $11.5 million as of November 30, 2003. Rowe anticipates that 100% of the backlog as of November 28, 2004 will be shipped in fiscal 2005.

Distribution.    Rowe’s products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe’s products are delivered in accordance with its specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe’s name recognition. This agreement expires January 31, 2006. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe’s products utilizing third-party distribution services. Transportation services are a combination of contract carrier agreements and intermodal transportation/distribution operations. Mode selection is based on the volume of delivery into a geographic area as well as the required level of delivery service. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders.

Raw Materials

The raw materials used include fabrics, lumber, plywood, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber and fabric, all raw materials used by Rowe are generally available on an “as needed” basis. Rowe maintains what it believes to be an adequate supply of raw materials in inventory.

Rowe currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, primarily from a single supplier. However, management does not believe that Rowe is dependent upon a single supplier for any of its materials, as substitute suppliers are available. Management believes that its sources of raw materials are adequate. Management forms strong relationships with its suppliers and negotiates favorable prices for its raw materials.

To improve quality, maximize the opportunities to implement labor saving technology, hedge against the potential of rising wood costs and free up kiln capacity, Rowe has substituted hardwood plywood for hardwood in certain aspects of the construction of its furniture frames. Because plywood construction is less labor-intensive, and in many respects more structurally sound than hardwood construction, this method has improved product quality while helping to reduce overall cost.

Retail Operations

Retail Home Furnishings Segment - Storehouse

The retail home furnishings segment operates under the Storehouse brand name and consists of the combination of the Storehouse chain and the former Home Elements chain (see below). Storehouse would be the largest customer of Rowe if it were an unaffiliated customer.

During 2002, the Company combined the operations of the Storehouse and Home Elements chains. The combined entity operates under the Storehouse name. During 2002, the Company recorded charges totaling $2.6 million to effect the combination. Such costs included charges to shut down two stores, sublease Home Elements’ administrative office space, terminate employees in duplicate positions, write-off certain assets without future value (such as Home Elements store signage and their computer system), and transition the Home Elements stores to the Storehouse computer system. Other costs, totaling $1.1 million, (included in the $2.6 million above) were incurred to convert Home Elements stores to Storehouse’s systems and signage. During 2003, an additional $225,000 charge was recorded based upon the final sublease terms for the former Home Elements administrative office space.

Benefits realized from the merger included reduced administrative costs (through the elimination of duplicated functions); increased efficiency of advertising efforts (through the elimination of essentially duplicate ads, and the ability to spread dollars spent in certain markets over an increased number of stores); improved purchasing power through the increased size of the combined entity; and the implementation of a “best of the best” program to take the best selling items from each chain and add them to the other stores of the other chain, while eliminating similar but weaker selling products in those stores.

Subsequent to the combination, same store sales improved by 3.1% during the fourth quarter of the Company’s 2002 fiscal year, the first sustained positive growth in two years. Positive growth continued in 2003, with same store sales growth in eleven of the twelve months, totaling 9.9% overall for the year. This trend continued in 2004, with positive same store sales growth for every month of the year, totaling 10.7% overall.

Storehouse operates 64 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 95,000 square feet each. All retail store locations and distribution centers are leased. The stores are located in the Southeast, Southwest and Mid-Atlantic markets, particularly in the Atlanta, Georgia metropolitan area, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered furniture, most of which is provided by Rowe; leather furniture; case goods, such as tables, bedroom furniture, chairs and entertainment centers; and lamps, rugs and other accessories. Approximately 39% of Storehouse’s product purchases were from foreign vendors in 2004, compared to 32% in 2003.

During 2003, Storehouse implemented two initiatives, and planned for a third, that were expected to increase revenue in 2004 and beyond. First, Storehouse’s primary marketing tool, its advertising brochure that was generally published four or five times annually, more than doubled in page count to 64 and was upgraded to a direct response catalog with more product and more product information. A call center was added and staffed to answer calls and take direct-from-consumer sales calls. The catalog has continued its evolution and now is generally issued in a 96 page version, six times a year, and the call center staff has expanded to keep up with incoming call volume. Second, a textile program was developed to market a line of quality window treatments and related products that coordinate with the other home furnishings available in the store. The textile program was rolled out as fiscal 2003 ended, and has grown during 2004. Finally, during early 2004, Storehouse rolled out its internet sales program, building from the success of the catalog and the use of the call center. These initiatives were expected to add 3% to 5% to incremental sales in 2004. For 2004, textiles and the two distribution channel initiatives accounted for just over 4% of total sales.

Storehouse added four new stores in fiscal year 2004, while closing two smaller, unprofitable stores. In 2005, eight to ten stores are anticipated to open, while only one to three store closings are anticipated, depending upon market conditions.

Governmental Regulations and Environmental Considerations

The Company’s operations are required to meet federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, compliance with these standards has not had a material adverse effect on the Company’s operations. Management believes that its facilities are in compliance, in all material respects, with applicable federal, state and local laws and regulations concerned with safety, health and environmental protection.

The Company currently anticipates increased federal and state environmental and health and safety regulations affecting the furniture industry, particularly regarding flammability standards, emissions from paint and finishing operations and wood dust levels in the manufacturing process. Any such additional regulations could affect Rowe’s upholstery, wood milling and finishing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly used organic-based finishes, which are a major source of regulated emissions. The Company cannot at this time estimate the impact of any new regulations on the Company’s operations or the costs of compliance.

Competition

The furniture industry is highly competitive and includes a large number of manufacturers and retailers. The market in which the Company competes includes a large number of manufacturers of upholstered and wood furniture as well as a growing base of traditional furniture stores and specialty furniture retailers. Certain of the Company’s competitors have greater financial resources than the Company. Management believes that the high quality, design and competitive pricing of the Company’s products, the Company’s unique retail format, the Company’s reputation among retailers and customers and the Company’s commitment to customer service have enabled the Company to compete successfully in this market.

Employees

As of November 28, 2004, the Company employed approximately 2,600 full-time employees, of whom approximately 700 are in management, supervisory and sales positions. None of the Company’s employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

The Company, through a wholly-owned intellectual property holding company, has registered its “Rowe”, “Rowe First in Fashion”, “Regency Manor”, “Cover Ups”, “Comfortable Stuff”, “Comfortable Stuff by Rowe”, “Home Elements”, “Home Wear”, “J. L. D. Jami L. Designs Really Smart Furniture”, “Jami L. Designs”, “Robin Bruce”, “Room Scenes”, “Room Sense”, “Rowe Furniture Rowe” and “Studiorowe” trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the “Storehouse” trademark. Applications for registration of the Company’s “Earth & Elements” trademark is pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Brazil, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company’s trademarks are pending in Brazil, the European Community and Mexico. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company’s trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

The Company maintains what management believes is a comprehensive casualty, liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care and workers’ compensation costs not covered by insurance.

Financing

In May 2002, the Company refinanced its then-existing bank debt. The Company entered into a working capital revolving credit facility (currently with $35 million of total availability); a $5 million term loan; and two mortgage loans on real estate investment property, totaling $9.3 million. Proceeds from these loans were used to pay-off most of the prior loans. In addition, the operating lease relating to the Elliston manufacturing facility converted to a capital lease due to changes in its terms.

The working capital revolving credit facility matures in May 2007; the term loan requires quarterly principal payments of $250,000 and matures in May 2007; and the mortgage loans require monthly principal payments for ten years, with the remaining balance then due.

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

The agreements also restrict the amount of capital expenditures and the Company’s ability to sell certain assets. Each of these facilities contain, among other things, covenants with respect to a fixed charge coverage ratio (defined generally as the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by capital expenditures and cash taxes, to consolidated debt service), maximum leverage ratio (defined generally as the ratio of consolidated debt to consolidated EBITDA), and to maintain a minimum monthly EBITDA, a minimum borrowing availability ($3.0 million) and minimum consolidated tangible net worth (defined generally as total equity reduced by goodwill). As of November 28, 2004, the Company was in compliance with the provisions of these agreements, as amended on February 24, 2005.

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

In conjunction with the extension of the capital lease in December 2003, the Company entered into an interest rate swap agreement on $9 million notional principal for a five-year term. Under this agreement, when 30 day LIBOR is below 3.65%, the Company pays the counterparty the difference between actual 30 day LIBOR and 3.65% (on $8,450,000 of notional principal as of November 28, 2004). The notional principal decreases by $50,000 each month. If and when 30 day LIBOR exceeds 3.65%, the Company will receive the difference from the counterparty. This swap has been determined to be highly effective over its life, and as such will be accounted for as a hedge, with changes in its fair value recorded as a component of comprehensive income (loss). As of November 28, 2004, 30 day LIBOR was 2.13%. The Company has recorded a current liability and a long-term asset for the present value of the excess of payments under the swap contract. The fair value of the swap is reflected in other comprehensive income, net of taxes, as the Company has designated this contract as a cash flow hedge.

Item 2.	Properties.

The following table sets forth certain information concerning Rowe’s manufacturing facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Salem, Virginia	Manufacturing	241,000	Owned
Elliston, Virginia	Administrative Office and Manufacturing	435,000	Leased
Poplar Bluff, Missouri	Manufacturing	300,000	Owned
Morehouse, Missouri	Manufacturing	136,000	Owned

The Company’s retail segment operates the following major facilities:
Location	Description	Approximate Size in Square Feet	Owned or Leased
Laurel, Maryland	Retail distribution center	111,000	Leased
Atlanta, Georgia	Retail distribution center	96,060	Leased
Houston, Texas	Retail distribution center	92,250	Leased

In addition, Storehouse leases administrative offices in Atlanta, Georgia, 70 retail store locations (including leases for stores to be opened in 2005) and a cross-dock facility in Cranbury, New Jersey. Rowe also leases one furniture showroom, and the Company leases executive and administrative offices in McLean, Virginia, which are shared by the Company and Rowe.

In addition, the Company owns the following properties that are held for investment and are leased on a net basis:

Location	Lease Expires	Description	Approximate Size in Square Feet
Christiansburg, Virginia	Various thru 03-31-08	Industrial	79,000	*

Salem, Virginia	Various thru 12-31-07	Industrial	290,000	**

Jessup, Maryland	Various thru 10-31-09	Office/Industrial	180,000

Sylmar, California	N/A	Industrial	115,000	***

*	24% of this property is currently leased

**	64% of this property is currently leased

***	This property was sold in December of 2004.

Investment properties located in Christiansburg, Virginia and Sylmar, California were originally acquired by the Company between 1972 and 1985 for utilization as manufacturing facilities. The Salem, Virginia property was Rowe Furniture’s main administrative offices and manufacturing facility for many years. In past years (fiscal 2000 for the Salem, Virginia property), the Company ceased utilizing these facilities for its own operations and determined that the best return on these properties could be realized by leasing them to third parties. In February 1995, the Company completed the sale of a 175,000 square foot warehouse in Sylmar, California. The warehouse had been held by the Company as investment property. The after-tax gain was approximately $3.0 million, net of lost rents during the disposition period. In June of 1995, the Company purchased other rental income-producing property in Jessup, Maryland to permit a “tax-deferred” exchange with the proceeds realized from this transaction. In 1998, the value of the investment property in Christiansburg, Virginia was written down by $288,000 to more appropriately reflect current value, as new tenants had not been secured to occupy leasable space. Aggregate rental income from investment properties, net of commissions, was $1,947,000, $2,028,000 and $1,980,000 in 2002, 2003 and 2004, respectively.

The Company also holds a leasehold interest in one other property (in Carson, California) through its discontinued Wexford subsidiary. The Company subleased this property on a pass through basis in January 2001.

During 2004, management undertook to sell the Sylmar, California, and Jessup, Maryland investment properties. As of November 28, 2004, these properties were classified as investment real estate held for sale, along with the mortgages secured by these two properties. The Company completed negotiations to sell the Sylmar, California, property and closed the sale in December 2004. The Company will recognize a gain, after-tax, of approximately $2.7 million, or $0.20 per share, in the first quarter of 2005. The Company continues to seek potential purchasers for the Jessup, Maryland property.

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

Subsequent to the end of the fiscal year, the Company settled litigation with a vendor. As a result, the Company is expected to record earnings, net of tax, of approximately $700,000 or $0.05 per share in its first fiscal quarter.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 28, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) The information contained under the caption “Stock Price and Dividend Data” on page 40 in the Annual Report to Stockholders for the fiscal year ended November 28, 2004 is included in Exhibit 13 hereto and incorporated herein by reference.

(b) Not applicable

(c) The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended November 28, 2004.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
8/30/04 through 9/26/04	—	$—	—	—
9/27/04 through 10/24/04	748	5.13	—	—
10/25/04 through 11/28/04	977	5.04	—	—

Total	1,725	$5.08	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the Company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares.

Item 6.	Selected Financial Data.

The information contained under the caption “Five-year Summary” on page 10 in the Annual Report to Stockholders for the fiscal year ended November 28, 2004 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition and results of operations section on pages 11 to 21 of the Annual Report to Stockholders for the fiscal year ended November 28, 2004 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not result in a material change in interest expense during the 2005 fiscal year.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory, and some of its raw materials from foreign sources. See “Forward-Looking Statements” under “Item 1. Business.”

Item 8.	Financial Statements and Supplementary Data.

The following information on pages 22 to 39 in the Annual Report to Stockholders for the fiscal year ended November 28, 2004 is included in Exhibit 13 hereto and incorporated herein by reference:

Consolidated Balance Sheets—November 28, 2004 and November 30, 2003

Consolidated Statements of Operations and Comprehensive Income (Loss)—Years Ended November 28, 2004, November 30, 2003 and December 1, 2002

Consolidated Statements of Stockholders’ Equity—Years Ended November 28, 2004, November 30, 2003 and December 1, 2002

Consolidated Statements of Cash Flows—Years Ended November 28, 2004, November 30, 2003 and December 1, 2002

Notes to Consolidated Financial Statements (includes selected quarterly financial data)

Report of Independent Registered Public Accounting Firm

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of November 28, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Company’s Chief Executive Officer and Chief Financial Officer concluded as of November 28, 2004, that the Company’s disclosure controls and procedures were effective in ensuring that the information the Company is required to disclose in the reports it files or submits under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended November 28, 2004, Rowe implemented its new ERP system, including new software for processing customer orders, procurement of raw materials, production planning and scheduling, inventory tracking, shipping product to customers, invoicing customers, cash receipts and disbursements processing, as well as a new general ledger package. Numerous changes were made to processes and the procedures used to monitor them. The failure to properly execute these new procedures could have an impact on how results of operations are reflected in the Company’s books and records. Management has performed additional procedures intended to insure that the changes have not had an effect on the Company’s internal control over financial reporting. During the quarter ended November 28, 2004, no other changes have occurred in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information.

On February 24, 2005, the Company entered into amendments to the loan and security agreement with Bank of America and Fleet Capital Corporation governing the Company’s working capital revolving credit facility and term loan, and the agreement with SunTrust Bank and Atlantic Financial Group, Ltd. governing the capital lease of the Company’s Elliston, Virginia manufacturing facility. The amendments modified the Company’s financial covenants under these agreements by: (i) reducing the required consolidated fixed charge coverage ratio for the 12 months ended November 28, 2004 to insure compliance with this covenant as of that date and further providing that the Company need not adhere to a minimum consolidated fixed charge coverage ratio again until fiscal 2006; (ii) adding a minimum consolidated EBITDA requirement for fiscal 2005, to be tested monthly; (iii) reducing by $1.5 million the aggregate capital expenditures the Company may make during fiscal 2005 and limiting the amount of quarterly capital expenditures that may be made during fiscal 2005; and (iv) setting the maximum consolidated leverage ratio for fiscal 2005 and future periods, which, as in prior periods, will be tested quarterly on a rolling four fiscal quarter basis. Definitions of the terms “fixed charge coverage ratio,” “EBITDA,” and “leverage ratio” are contained under “Item 1. Business—Financing.”

Copies of the amendments are filed as Exhibits 10.18 and 10.26 to this report.

PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committee, the Report of the Audit Committee and the Performance Graph contained on pages 13 through 16 of the Company’s 2004 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10.	Directors and Executive Officers of the Registrant.

Information Concerning Directors and Executive Officers

The information required by Item 10 will be contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Audit Committee Financial Expert

The information concerning the Audit Committee financial expert will be contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and greater than ten percent beneficial owners of the Company’s common stock will be contained in the Company’s 2005 Annual Meeting Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

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

The information required by Item 11 will be contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership required by Item 12 will be contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

The following table sets forth securities authorized for issuance under equity compensation plans as of November 28, 2004. All applicable equity compensation plans were previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,758,872	$5.58	972,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,758,872	$5.58	972,000

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 13 is contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

PART IV

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be contained in the Company’s 2005 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements:

The consolidated balance sheets as of November 28, 2004 and November 30, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 28, 2004, together with the report of BDO Seidman, LLP dated January 14, 2005 , except for Note 5 which is as of February 24, 2005 appearing in the 2004 Annual Report to Stockholders are incorporated herein by reference. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2004 Annual Report to Stockholders.

2. Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule. Schedule II—Valuation and Qualifying Accounts.

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements and notes thereto.

3. Exhibits: See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ROWE COMPANIES

By:	/S/ G. S. MORPHIS
G. S. Morphis, Chief Financial Officer, Secretary-Treasurer

February 24, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ G. M. BIRNBACH G. M. Birnbach	Chairman of the Board President, Director (Principal Executive Officer)	February 24, 2005

/S/ R. E. CHENEY R. E. Cheney	Director	February 24, 2005

/S/ H. I. PTASHEK H. I. Ptashek	Director	February 24, 2005

/S/ C. T. ROSEN C. T. Rosen	Director	February 24, 2005

/S/ K. J. ROWE K. J. Rowe	Director	February 24, 2005

/S/ S. J. SILVER S. J. Silver	Director	February 24, 2005

/S/ ALLAN TOFIAS Allan Tofias	Director	February 24, 2005

/S/ G. O. WOODLIEF G. O. Woodlief	Director	February 24, 2005

/S/ G. S. MORPHIS G. S. Morphis	Chief Financial Officer, Secretary-Treasurer (Principal Financial and Accounting Officer)	February 24, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

3.2	By-laws of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No.333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

4	Specimen Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994 and incorporated herein by reference)

10.2	Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994 and incorporated herein by reference)

10.5	Salary Continuation dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.6	First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.7	Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

10.8	The Rowe Companies 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference)

10.9	The Rowe Companies Amended and Restated 1993 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference)

10.10	Master Agreement dated August 27, 1999 among Rowe Furniture, Inc., and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees, The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. and certain other subsidiaries of The Rowe Companies that may hereafter become party hereto, as Guarantors, Atlantic Financial Group, LTD, as Lessor, Crestar Bank and certain Financial Institutions parties hereto, as Lenders and Crestar Bank, as Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.11	Master Lease Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD, as Lessor and Rowe Furniture, Inc. and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.12	Construction Agency Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD and Rowe Furniture, Inc. as Construction Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

Exhibit No.	Description

10.13	Guaranty Agreement from The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc. and The Wexford Collection, Inc. dated as of August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.14	Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement dated August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.15	First Modification to Synthetic Lease Financing Operative Documents dated October 11, 2000 by and among Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Rowe Diversified, Inc., Home Elements, Inc., Rowe Properties, Inc., The Wexford Collection, Inc., and Atlantic Financial Group, LTD and SunTrust Bank, N.A.

10.16	Omnibus Amendment dated as of May 15, 2002 among Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 17, 2004 and incorporated herein by reference)

10.17	Second Omnibus Amendment dated as of December 1, 2003 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 17, 2004 and incorporated herein by reference).

10.18	Third Omnibus Amendment dated as of February 24, 2004 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank.

10.19	Loan and Security Agreement dated as of May 15, 2002 among The Rowe Companies, Rowe Diversified, Inc., Home Elements, Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation.

10.20	First Amendment to Loan and Security Agreement dated as of June 17, 2002 among The Rowe Companies, Rowe Diversified, Inc., Home Elements, Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation.

10.21	Second Amendment to Loan and Security Agreement dated as of October 10, 2002 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation.

10.22	Third Amendment to Loan and Security Agreement dated as of February 28, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation.

10.23	Fourth Amendment to Loan and Security Agreement dated as of April 3, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation.

10.24	Fifth Amendment to Loan and Security Agreement dated as of November 30, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation.

10.25	Sixth Amendment to Loan and Security Agreement dated as of September 23, 2004 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation.

Exhibit No.	Description

10.26	Seventh Amendment to Loan and Security Agreement dated as of February 24, 2005 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation.

10.27	Form of Incentive Stock Option Agreement under 2003 Stock Option and Incentive Plan.

10.28	Form of Non-Qualified Stock Option Agreement under 2003 Stock Option and Incentive Plan.

10.29	Deferred Compensation Agreement between the Company and Barry A. Birnbach dated August 31, 1978.

10.30	First Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated March 13, 1980.

10.31	Second Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 4, 1986.

10.32	Third Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated June 13, 1989.

10.33	Fourth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 9, 1991.

10.34	Fifth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 3, 1993.

10.35	Sixth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 5, 1995.

10.36	Seventh Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 6, 1996.

10.37	Eighth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 1, 1999.

13	Portions of the Annual Report for the year ended November 28, 2004

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies

McLean, Virginia

The audits referred to in our report dated January 14, 2005, except Note 5 which is as of February 24, 2005 relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report of stockholders for the year ended November 28, 2004) included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

High Point, North Carolina

January 14, 2005

THE ROWE COMPANIES

AND WHOLLY-OWNED SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 28, 2004, November 30, 2003 and December 1, 2002

(Thousands of Dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
Description	Balance at Beginning of Period	Additions		Deductions (Describe)			Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)
Allowance for Doubtful Accounts—2004	$850	$107	$—		$157	(A)	$800
Allowance for Doubtful Accounts—2003	$1,100	$376	$—	$ $	384 242	(B) (D)	$850
Allowance for Doubtful Accounts—2002	$1,057	$262	$—		$219	(C)	$1,100

(A)	Accounts charged off less bad debt recoveries of $102,000

(B)	Accounts charged off less bad debt recoveries of $54,000

(C)	Accounts charged off less bad debt recoveries of $71,000

(D)	Balance in allowance attributable to Mitchell Gold customers