Form 10-K/A
period 2004-11-28
ROWE COMPANIES
filed 2005-04-18
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of February 10, 2005, there were issued and outstanding 13,285,798 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Portions of the Annual Report to Stockholders for the year ended November 28, 2004	Part I
Portions of the Annual Proxy Statement for the 2005 Annual Meeting of Stockholders	Parts III and IV

EXPLANATORY NOTE

This Amendment to The Rowe Companies (the “Company”) Annual Report on Form 10-K for the fiscal year ended November 28, 2004 is being filed in order to correct its previously issued consolidated financial statements for fiscal 2002, 2003 and 2004. The corrections are to properly account for leasehold improvement allowances and construction periods in accordance with generally accepted accounting principles in the United States of America. See Note 2 to the Company’s audited consolidated financial statements in Item 8 for additional discussion.

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

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered furniture. Upholstered furniture includes sofas, loveseats and chairs, covered in fabric or leather. The retail home furnishings segment sells upholstered furniture (primarily obtained from Rowe), leather furniture, case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet. Please refer to the segment information contained in Note 14 to the Company’s consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

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

Executive Officers Who Are Not Directors

Barry A. Birnbach, age 62, has been in the service of the Company since 1968. He has served as the Company’s Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President—Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company’s President and Chairman of the Board.

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

Forward-Looking Information

Information regarding forward-looking information is contained under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated by reference.

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

The agreements also restrict the amount of capital expenditures and the Company’s ability to sell certain assets. Each of these facilities contain, among other things, covenants with respect to a fixed charge coverage ratio (defined generally as the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by capital expenditures and cash taxes, to consolidated debt service), maximum leverage ratio (defined generally as the ratio of consolidated debt to consolidated EBITDA), and to maintain a minimum excess borrowing availability ($3.0 million), and minimum monthly EBITDA, minimum consolidated tangible net worth (defined generally as total equity reduced by goodwill). As of November 28, 2004, the Company was in compliance with the provisions of these agreements, as amended on April 15, 2005.

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

Item 6.	Selected Financial Data.

The following selected financial data are derived from the audited consolidated financial statements of the Company have been restated to reflect adjustments that are further discussed in the Explanatory Note in the forepart of this Form 10-K/A and in Note 2; “Restatement of Financial Statements” in the Notes to Consolidated Financial Statements included in “Item 8—Financial Statements and Supplementary Data” of this Form 10-K/A. The data set forth below should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Forward-looking Statements” of this Form 10-K/A and the Company’s Consolidated Financial Statements and Notes thereto contained in Item 8 of this Form 10-K/A.

Five Year Summary

	2004 (52 weeks)	2003 (52 weeks)	2002 (52 weeks)	2001 (52 weeks)	2000 (53 weeks)
	(in thousands, except per share amounts)
Net shipments	$295,203	$278,373	$269,146	$267,387	$305,596
Gross profit	103,559	100,125	95,683	88,822	105,926
Operating income (loss)	3,183	4,896	(525)	(11,700)	11,230
Net earnings (loss) from continuing operations (1) (2) (3)	818	625	(2,855)	(9,004)	5,476
Net earnings (loss) (1) (2) (3)	$890	$2,214	$1,959	$(6,243)	$3,355

Working capital	$28,265	$24,947	$14,182	$33,066	$31,876
Total assets	139,121	131,850	177,223	157,273	166,537
Long-term debt	24,077	34,312	63,475	52,096	52,761
Stockholders’ equity	$52,680	$51,036	$48,274	$46,208	$54,987

Ratio of current assets to current liabilities	1.7 to 1	1.6 to 1	1.3 to 1	1.7 to 1	1.6 to 1
Ratio of cash and receivables to current liabilities	0.5 to 1	0.6 to 1	0.4 to 1	0.7 to 1	0.7 to 1

Net earnings (loss) from continuing operations per common share—basic	$0.06	$0.05	$(0.22)	$(0.69)	$0.42
Net earnings (loss) per common share—basic	$0.07	$0.17	$0.15	$(0.48)	$0.26
Weighted average common shares	13,198	13,167	13,152	13,135	13,152

Net earnings (loss) from continuing operations per common share assuming dilution	$0.06	$0.05	$(0.22)	$(0.69)	$0.41
Net earnings (loss) per common share assuming dilution	$0.07	$0.17	$0.15	$(0.48)	$0.25
Weighted average common shares and equivalents	13,546	13,205	13,193	13,135	13,703
Cash dividends paid per share	$—	$—	$—	$0.11	$0.14

(1)	The results of operations for 2003, 2002, 2001 and 2000 have been restated to reflect the discontinuation of certain real estate operations. See Note 3 of the Consolidated Financial Statements.
(2)	The results of operations for 2001 include a loss, net of taxes, of approximately $2.7 million, or $0.20 per share, associated with the write-off of receivables and other balances resulting from the bankruptcy of Homelife Furniture Corporation.
(3)	The results of operations for 2002, 2001 and 2000 have been restated to reflect the discontinuation of operations at The Mitchell Gold Co. See Note 3 of the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In response to that letter, the Company’s management initiated an internal review of its lease-related accounting and, in consultation with the Audit Committee of its Board of Directors and its independent registered public accounting firm, determined that it should revise its accounting for leasehold improvements funded with landlord incentives or allowances under operating leases, and to revise the period over which rent expense is incurred to include the time period that the leased space is under construction. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002, in this report.

The Company had historically accounted for landlord allowances for leasehold improvements as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. This change has no impact on results of operations, as the increased amortization expense associated with the additional leasehold improvements is offset by reductions in rent expense resulting from amortization of the deferred rent liability.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing with the date the leased store opened for business. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally several months prior to the store opening date. Excluding tax effects, the correction of this accounting requires the Company to record additional deferred rent and adjust retained earnings on the consolidated balance sheets, and record additional rent expense in the consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ending November 28, 2004.

In addition, in fiscal year 2003, the Company recorded an impairment charge relating to several unprofitable stores. The application of these restatements resulted in additional leasehold improvements associated with two stores included in the impairment charge, and the impairment charge has been restated to reflect the write-off of the additional leasehold improvements as of that date.

The cumulative effect of these accounting changes, including tax effects, is a reduction of retained earnings of $488,000 as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $61,000, $332,000 and $142,000 for the fiscal years ended 2002, 2003 and 2004, respectively.

See Note 2 to the Consolidated Financial Statements of this report for a summary of the effect of these changes on the Company’s Consolidated Balance Sheet as of November 28, 2004 and November 30, 2003 as well as on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows for fiscal years 2004, 2003, and 2002. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

OVERVIEW

The Rowe Companies (the “Company”) operates through two subsidiaries in the home furnishings industry. Rowe Furniture, Inc. (“Rowe” or the “wholesale segment”) manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse, Inc. (“Storehouse” or the “retail segment”) is a multi-channel lifestyle home furnishings retailer with 64 stores from Texas through the Southeast and Mid-Atlantic markets.

During 2004, the Company made significant progress in its retail segment towards achieving profitability, with strong sales growth and improved margins significantly reducing the 2003 losses. On the wholesale side, 2004 was focused on the Enterprise Resource Planning (“ERP”) system implementation, combined with progress towards implementing lean manufacturing processes. While certain phases of the ERP implementation were completed in the fourth quarter of 2004, disruptions were encountered along the way, and continued post-implementation, negatively impacting operating results.

There are varying estimates of the size and growth of the residential home furnishings industry. For its planning purposes, the Company uses an estimate of sales of home furnishings at retail for the categories offered by its Storehouse subsidiary (including upholstered, dining and bedroom furniture, window treatments, rugs, lighting, and accessories) of approximately $75 billion in 2004, an increase of about 9% from an estimated $69 billion in 2003. Given industry estimates of growing market share for foreign furniture manufacturers, notably Asian manufacturers, the Company estimates that sales of home furnishings manufactured in the U.S. grew at a slower rate than the overall retail demand rate. The Company uses estimates of the wholesale market for upholstered furniture of $12-$13 billion.

As the Company enters 2005, the focus will be on resolving issues with the ERP implementation, restoring manufacturing efficiencies to expected levels, and continuing the growth of our retail operations through new store openings and continued development of distribution channels entered into during 2003 and 2004.

RESULTS OF OPERATIONS

Year Ended November 28, 2004 Versus Year Ended November 30, 2003

	2004	2003	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$174,170	$175,303	$(1,133)	-0.6%
Sales to retail segment	(19,557)	(19,898)	341	-1.7%

Manufacturing, net of eliminations	154,613	155,405	(792)	-0.5%
Retail	140,590	122,968	17,622	14.3%

Consolidated net shipments	$295,203	$278,373	$16,830	6.0%

Gross profit:
Manufacturing	$32,548	$39,757	$(7,209)	-18.1%
Retail	71,011	60,368	10,643	17.6%

Consolidated gross profit	$103,559	$100,125	$3,434	3.4%

Gross margin:
Manufacturing	21.1%	25.6%
Retail	50.5%	49.1%
Consolidated gross margin	35.1%	36.0%

Selling and administrative expenses:
Manufacturing	$23,804	$22,940	$864	3.8%
Retail	70,295	65,700	4,595	7.0%
Other	6,277	6,589	(312)	-4.7%

Consolidated selling and administrative expenses, including retail restructuring and other charges	$100,376	$95,229	$5,147	5.4%

Operating income (loss):
Manufacturing	$8,744	$16,817	$(8,073)	-48.0%
Retail	716	(5,332)	6,048	nm
Other	(6,277)	(6,589)	312	-4.7%

Consolidated operating income (loss)	$3,183	$4,896	$(1,713)	-35.0%

Net Shipments

Net shipments increased 6.0% in 2004 over 2003, primarily from increased shipments in our retail segment. Manufacturing segment shipments declined slightly from prior year levels.

Retail segment net shipments increased $17.6 million, or 14.3%, in 2004 over 2003. Every product category showed growth over 2003, particularly accessories (49%), chairs (32%), tables (31%), office and library walls (14%), and upholstery (5%). Upholstery represents nearly 50% of total sales, and was impacted in 2004 as two key suppliers experienced disruptions due to system implementations. Textiles (primarily comprised of window treatments), introduced in the fourth quarter of 2003, increased over 200% for the year. Accessory sales benefited from new direct marketing channels implemented or expanded during 2004, as well as from an improved process for merchandise replenishment, speeding the flow of product into the consumer’s hands. Overall, same store sales increased 10.7% over 2003, while sales per square foot increased from $286 in 2003 to $325 per foot in 2004. The Company opened four new retail stores during 2004, while closing two. The Company plans to open eight to ten new stores in 2005.

Manufacturing segment net shipments decreased slightly in 2004 versus 2003, primarily as a result of disruptions in order processing, scheduling, and production following the ERP go-live during the fourth quarter of 2004. Incoming orders were about 2% higher than 2003 on both a piece and dollar basis. Backlog, or unshipped orders, increased substantially in the last two months of the fiscal year as a result of the post ERP implementation issues, ending the year at $17.7 million or 47% higher than at the end of fiscal 2003.

Gross Profit

Gross profit increased in 2004 over 2003 as retail shipments and margin improvements were offset primarily by the costs of production inefficiencies in the manufacturing segment, as well as some increases in certain costs. Gross margin, or gross profit as a percentage of net shipments, declined from 36.0% in 2003 to 35.1% in 2004, due to the decline in gross profit in the manufacturing segment.

Retail segment gross profit improved by $10.6 million, primarily as a result of increased shipments as described above. Retail gross margin also improved, due to a combination of higher margin categories accounting for a larger percentage of total sales, a price increase taken during 2003, adding approximately 1% to gross profit, and improvements in the inventory management process, reducing the extent of markdowns needed to clear excess inventory.

Manufacturing segment gross profit and gross margin declined substantially in 2004 from 2003 levels. Increases in workers compensation costs and the accelerated depreciation on certain computer software replaced in the ERP implementation contributed somewhat to the decline, but the primary cause was production inefficiencies during the year due to disruptions caused by the ERP development, implementation of lean manufacturing processes, problems with fabric shortages, and the disruption in manufacturing operations following the ERP go-live. While full year net shipments were only slightly below 2003, for the fourth quarter, net shipments were substantially below prior year and forecasted amounts, resulting in both inefficient labor usage and under-absorption of fixed overhead costs.

While the Company has made progress since go-live in many of the areas impacting the efficient scheduling and production processes, negative impacts are expected to continue into fiscal 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased by 5.4% overall in 2004. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, however, total selling and administrative expenses declined slightly in 2004.

Retail segment selling and administrative expenses increased in all categories, driven by costs (such as commissions, credit card fees, and delivery costs) to sell and distribute substantially higher net shipments. Costs to support new distribution channels, both catalogue and e-commerce, are included in these totals. In addition, four new stores opened during 2004, while only two were closed; the new stores have higher operating expenses than the old stores, being generally larger and carrying current market rental rates. These costs are expected to increase in 2005 with the opening of eight to ten new stores. The retail segment also incurred costs to relocate its distribution center in Atlanta, Georgia, early in the year, also contributing to the increase in costs.

Manufacturing segment selling and administrative expenses increased 3.8% in 2004 over 2003. Expenses in 2003 included the benefit of a recovery of $729,000 relating to certain reserves established in connection with a 2001 retail customer bankruptcy. Increases in advertising costs in 2004, supporting the segment’s StudioRowe Gallery program, were largely offset by reduced international expenses due to the shutdown of an overseas office late in 2003.

Operating Earnings

Operating earnings declined by $1.7 million, or 35%, in 2004 from 2003, as a result of manufacturing segment operating inefficiencies, certain increases in costs such as depreciation and workers compensation costs and retail segment selling and distribution costs, offset by increased retail segment gross profit on higher net shipments, as discussed above.

Interest Expense

Interest expense decreased from $3,723,000 in 2003 to $2,611,000 in 2004. Reductions in outstanding balances during 2003, primarily resulting from the sale of the Mitchell Gold subsidiary, combined with savings from the expiration in 2004 of a derivative contract related to the Company’s capital lease obligation, accounted for the majority of the reduction. In addition, improved operating results and ratios resulted in reductions in the spread over base indices on most of the Company’s variable rate debt, largely offsetting increases in the indices themselves.

Other income, net, increased $384,000 in 2004 over 2003, primarily due to rental income from additional short term rentals associated with an investment property.

Earnings from continuing operations before taxes increased from $625,000 in 2003 to $818,000 in 2004, reflecting the factors discussed above.

The effective tax rate in 2003 was higher than typical as the Company reserved for certain state tax benefits associated with operating losses at the retail segment. The impact in 2004 of continuing to reserve for state tax benefits was significantly less as a result of the reduction in losses in this segment.

Year Ended November 30, 2003 Versus Year Ended December 1, 2002

	2003	2002	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$175,303	$176,413	$(1,110)	-0.6%
Sales to retail segment	(19,898)	(19,056)	(842)	4.4%

Manufacturing, net of eliminations	155,405	157,357	(1,952)	-1.2%
Retail	122,968	111,789	11,179	10.0%

Consolidated net shipments	$278,373	$269,146	$9,227	3.4%

Gross profit:
Manufacturing	$39,757	$41,582	$(1,825)	-4.4%
Retail	60,368	54,101	6,267	11.6%

Consolidated gross profit	$100,125	$95,683	$4,442	4.6%

Gross margin:
Manufacturing	25.6%	26.4%
Retail	49.1%	48.4%
Consolidated gross margin	36.0%	35.6%
Selling and administrative expenses:
Manufacturing	$22,940	$24,068	$(1,128)	-4.7%
Retail	65,700	65,511	189	0.3%
Other	6,589	6,629	(40)	-0.6%

Consolidated selling and administrative expenses, including retail restructuring and other charges	$95,229	$96,208	$(979)	-1.0%

Operating income (loss):
Manufacturing	$16,817	$17,514	$(697)	-4.0%
Retail	(5,332)	(11,410)	6,078	-53.3%
Other	(6,589)	(6,629)	40	-0.6%

Consolidated operating income (loss)	$4,896	$(525)	$5,421	nm

Net Shipments

Net shipments increased $9,227,000, or 3.4%, in 2003 from 2002. The increase primarily resulted from increased shipments in our retail segment.

Retail segment net shipments increased 10.0%, in 2003 over 2002. Retail shipments benefited from management initiatives to improve promotional efficiency and selling effectiveness, and to strengthen performance of certain previously underperforming merchandise categories. Same store sales increased 9.9% in 2003 over 2002, with eleven months of positive change during the year. Upholstery, wall units and bedroom were the categories with the largest dollar increases.

Manufacturing segment net shipments decreased 1.2% in 2003 from 2002. The decrease was attributable to generally soft economic conditions, particularly in early 2003. The manufacturing segment also shipped $19.9 million to the retail segment, 4.4% over the amount shipped in 2002. These shipments have been eliminated in consolidation.

Gross Profit

Gross profit increased $4,442,000, or 4.6%, from 2002 to 2003. Gross margin improved from 35.6% in 2002 to 36.0% in 2003. These increases were due to increased retail margins and an increase in retail shipments as a percent of total shipments.

Retail segment gross profit improved by $6.3 million, primarily as a result of increased shipments. Retail gross margin also improved, from 48.4% to 49.1%; improved inventory management, resulting in reduced inventory shrinkage, accounted for the increase in gross margin.

Manufacturing segment gross profit declined $1.8 million from 2002 to 2003. Gross margin declined from 26.4% in 2002 to 25.6% in 2003. Higher fuel costs early in 2003, combined with reduced shipments resulting in underabsorbed overhead early in the year, unfavorably impacted gross profit and gross margin.

Selling and Administrative Expenses

Selling and administrative expenses (including retail restructuring and other charges) decreased by $979,000, or 1.0%, from 2002 to 2003. Selling and administrative expenses improved from 35.7% of net shipments in 2002 to 34.2% in 2003. Increases in on-going retail segment expenses were offset by decreases in manufacturing segment expenses and the absence in 2003 of significant restructuring charges taken in 2002.

Retail segment selling and administrative expenses increased $2.3 million, while retail restructuring and other charges decreased by $2.1 million, for a net increase of $189,000 in 2003 from 2002. Retail distribution costs (warehousing and home delivery) were impacted unfavorably by costs incurred in consolidating two overlapping distribution center locations into one operation, as part of the retail consolidation undertaken in 2002. The Company also recorded $1,042,000 in impairment charges relating to leasehold improvements in certain unprofitable retail stores in 2003, based on expected cash flows at those stores. This was offset by the elimination of goodwill amortization in 2003 under new accounting regulations. Other fluctuations included an increase in salaries and wages of $511,000, largely related to higher shipments; and a reduction in advertising expenses by $1.6 million, due to savings from the consolidation, elimination of television advertising and increased advertising reimbursements from vendors.

Manufacturing segment selling and administrative expenses decreased 4.7% from 2002 to 2003. Most of this decrease represents a recovery of $729,000 recorded in 2003 relating to certain reserves established in connection with a 2001 retail customer bankruptcy combined with reduced sales commissions on lower shipments.

Operating Earnings

Operating earnings were $4.9 million in 2003, compared to a loss of $(525,000) in 2002, as a result of increased retail shipments and associated gross profit, lower retail restructuring and other charges, partially offset by reduced manufacturing segment shipments and gross profit and higher retail selling and administrative expenses.

Interest Expense

Interest expense decreased from $3,940,000 in 2002 to $3,723,000 in 2003. While interest rates declined from 2002 to 2003, and the outstanding balances also declined during 2003, the Company had reclassified an operating lease to a capital lease during 2002 (relating to the Elliston manufacturing facility), resulting in six months of additional interest expense in 2003 compared to 2002, offsetting the reductions from declining rates and balances.

Other income, net, decreased $38,000 in 2003 from 2002, primarily due to reduced net rental income associated with an investment property.

Earnings from continuing operations before taxes improved to earnings of $1,531,000 in 2003 from a loss of $(4,069,000) in 2002, reflecting the factors discussed above.

As the Company regained profitability in 2003, the effective tax rate was 59.2%. The effective rate exceeded the statutory rate due to state income taxes, non-deductible items and other items, net. In 2002, the

Company recorded a tax benefit as a result of a loss from operations. The effective rate of the tax benefit was 29.8%. The 2002 effective tax benefit rate was lower than the statutory rate as goodwill amortization, which is not a component of federal income tax, reduced the book loss, and other miscellaneous non-deductible items further reduced the potential recovery.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The critical accounting policies are discussed with the Audit Committee. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, long-lived asset valuations and impairments, inventory reserves and goodwill.

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

LIQUIDITY AND SOURCE OF CAPITAL

Cash from Operations

Net cash provided by operating activities was $10,217,000, $11,611,000 and $21,369,000 in 2004, 2003 and 2002, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2003 and 2004 included a decrease in accounts receivable late in 2004 due to reduced shipments resulting from post-implementation issues with the ERP; an increase in inventories, largely offset by an increase in accounts payable, also largely relating to the ERP implementation; an increase in rent incentives received from landlords, relating to new store openings at Storehouse; and an increase in prepaids and other balances, largely due to a change in the timing of insurance premium payments in 2004. Substantial changes from 2002 to 2003 included the decrease in inventory, particularly leather, during the early part of 2002; the payout of the deferred compensation plan during 2002; and the collection of the 2001 tax refund in early 2002.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $(5,994,000), $18,874,000 and $(4,583,000) in 2004, 2003 and 2002, respectively, primarily reflecting cash receipts and payments related to the sale of the Mitchell Gold Company in 2003. Capital expenditures in all periods included routine information systems maintenance and upgrade projects, store remodeling activity and new retail stores. Fiscal 2002 also included expenditures relating to the retail consolidation, including new signage and systems upgrades. Fiscal 2004 expenditures included approximately $650,000 in capitalized costs associated with the ERP implementation, and approximately $450,000 for the new Atlanta distribution center. In addition, the Company utilized operating leases for $2.9 million of system costs in 2003 and 2004.

In 2005, capital expenditures are expected to increase over the level of recent years, as the pace of new store openings increases and expenditures for inventory management and tracking software are incurred in the retail segment. These expenditures will be funded from cash from operations and available borrowing capacity.

Cash from Financing Activities

Net cash used in financing activities was $2,371,000, $27,051,000, and $25,969,000 in 2004, 2003 and 2002, respectively. In 2002, the Company refinanced significant portions of its outstanding debt and re-paid approximately $24.0 million. During 2003, proceeds from the sale of Mitchell Gold were used to reduce outstanding debt by approximately $22.0 million. The Company used other cash generated from operations to pay down debt by an additional approximately $5.0 million. In 2004, most of the reduction in long-term debt was associated with repayments under the capital lease obligation secured by the Elliston manufacturing facility. The Company did not pay cash dividends on its common stock during 2004, 2003 or 2002.

As of November 28, 2004, the Company had $11.0 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements through the end of fiscal 2005, including capital expenditures and working capital. Cash flow from operations is highly dependent on order rates and the Company’s operating performance, and for the immediate future, improvements in the ratio of cash received from customers to cash paid to suppliers and employees as post-ERP implementation issues are resolved.

Contractual Obligations

The following summarizes our significant contractual obligations as of November 28, 2004:

	Payments by Period
	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
	(in thousands)
Contractual Obligations:
Operating leases	$17,288	$25,418	$17,692	$25,244	$85,642
Capital lease	867	1,733	9,606	—	12,206
Loans on life insurance	—	—	—	2,427	2,427
Contractual maturities of long-term debt	1,000	12,738	—	—	13,738
Other long-term liabilities reflected on the balance sheet	168	248	225	271	912

Total contractual cash obligations	$19,323	$40,137	$27,523	$27,942	$114,925

The table above excludes mortgages held for sale and other long-term liabilities where payments have not yet commenced and starting payment dates are not fixed.

The Company is not a party to any long-term supply contracts with respect to lumber, fabric or other raw materials used in production, nor does the Company enter into long-term purchase commitments with vendors utilized in the ordinary course of business.

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. A 10% fluctuation in market interest rates would not result in a material change in interest expense during the 2005 fiscal year. The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory and some of its raw materials, from foreign sources. See “Forward-Looking Statements” below.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report and in filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Additional Risks Include

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

•	We had difficulty with the implementation of our Enterprise Resource Planning (“ERP”) software.

Our manufacturing operations recently implemented a new ERP system that includes accounting, order processing, materials purchasing and inventory management, human resources and payroll management and certain other functions. This was a complex, multi-step implementation. Various parts of the system have not performed as planned, which has created problems in entering and processing customer orders, procuring and managing inventory, scheduling orders for production, shipping and invoicing finished product to customers. This has resulted in significant downtime in the plant, inefficient production, delays in filling orders, and shortfalls in operating results.

Our production management personnel, assisted by experts provided by the software vendor, have been intensely focused on identifying the specific problems and solutions to them. While progress has been made, there can be no assurance that operations and profitability will improve significantly in the immediate future.

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

•	Our retail operations are opening stores at a higher rate than in recent years.

Our retail operation anticipates opening eight to ten new stores during the next twelve months. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

•	The Company imports a substantial portion of its retail merchandise, and some of its raw materials, from foreign sources. Changes in exchange rates could impact the price the Company pays for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

During fiscal 2004 and 2003, approximately 39% and 32%, respectively, of the Company’s purchases of retail merchandise originated overseas, and the Company also purchased some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases were denominated in US dollars. As exchange rates between the U.S. dollar and certain other currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:

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

The Company has substantial debt obligations that mature in 2007 and 2008. At those times, the Company would be required to pay off or refinance these obligations. There can be no assurance that the Company will have sufficient cash to satisfy these obligations or that the Company will be successful in obtaining new financing, or that, if obtained, the financing would be on favorable terms and conditions.

The terms of our credit facility contain various financial covenants. If we do not adhere to these covenants and our lenders do not agree to waive such a default, they will have the right to accelerate the maturity of the debt which could have a material adverse affect on our results of operations and liquidity.

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

•	Our revenue could be adversely affected by a disruption in our supply chain.

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

Item 8.	Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

	11/28/2004	11/30/2003
	(in thousands, except share amounts)
	(as restated, see Note 2)
ASSETS (Notes 1, 3 and 6)
CURRENT ASSETS
Cash and cash equivalents	$5,560	$3,708
Restricted cash collateralizing letters of credit	3,564	4,034
Accounts receivable (net of allowance for losses of $800 in 2004 and $850 in 2003)	16,522	19,529
Notes receivable	—	100
Inventories (Note 4)	37,781	32,387
Deferred income taxes (Note 12)	1,931	880
Prepaid expenses and other	5,500	2,711

Total current assets	70,858	63,349

PROPERTY AND EQUIPMENT (Note 5)	43,846	44,448

OTHER ASSETS
Cash value of life insurance, net of loans of $2,427 in 2004 and $2,733 in 2003 (Note 7)	1,494	1,427
Investment property (net of accumulated depreciation of $5,214 in 2004 and $7,406 in 2003) (Notes 3 and 9)	766	8,198
Investment property held for sale (net of accumulated depreciation of $2,507) (Note 3)	7,248	—
Goodwill	13,182	13,182
Miscellaneous	1,727	1,246

Total other assets	24,417	24,053

	$139,121	$131,850

LIABILITIES (Notes 1 and 3)
CURRENT LIABILITIES
Current maturities of long-term debt (Note 6)	$1,867	$3,314
Accounts payable	16,379	11,744
Accrued expenses:
Compensation	4,510	4,067
Income taxes	1,064	1,061
Other	4,268	4,544
Customer deposits	14,296	13,512
Deferred compensation—current portion (Note 7)	209	160

Total current liabilities	42,593	38,402

LONG-TERM DEBT (Note 6)	24,077	34,312
LONG-TERM DEBT ASSOCIATED WITH INVESTMENT PROPERTY HELD FOR SALE (Note 3)	8,968	—
DEFERRED RENT	7,581	5,381
DEFERRED COMPENSATION AND OTHER LIABILITIES (Note 7)	1,470	1,490
DEFERRED INCOME TAXES (Note 12)	1,752	1,229

Total liabilities	86,441	80,814

COMMITMENTS AND CONTINGENCIES (Notes 3, 6, 7, 8, 9 and 10)

STOCKHOLDERS’ EQUITY (Note 11)
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares	16,675	16,587
CAPITAL IN EXCESS OF PAR VALUE	23,206	23,084
RETAINED EARNINGS	34,779	33,889
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (Note 10)	9	(566)
LESS TREASURY STOCK	(21,989)	(21,958)

Total stockholders’ equity	52,680	51,036

	$139,121	$131,850

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended
	11/28/2004 (52 weeks)	11/30/2003 (52 weeks)	12/1/2002 (52 weeks)
	(in thousands, except per share amounts) ( as restated, see Note 2)
Net shipments (Notes 3 and 13)	$295,203	$278,373	$269,146
Cost of shipments	191,644	178,248	173,463

Gross profit	103,559	100,125	95,683
Selling and administrative expenses	100,376	95,004	93,857
Retail restructuring and other charges (Note 3)	—	225	2,351

Operating income (loss)	3,183	4,896	(525)
Interest expense	(2,611)	(3,723)	(3,940)
Other income, net (Note 9)	742	358	396

Earnings (loss) from continuing operations before taxes	1,314	1,531	(4,069)
Tax expense (benefit) (Note 12)	496	906	(1,214)

Net earnings (loss) from continuing operations	818	625	(2,855)

Discontinued operations (Note 3):
Loss on contingencies associated with operations discontinued in prior years, net of tax benefit of $65	(105)	—	—
Earnings from discontinued real estate operations, net of tax expense of $110, $27 and $288, respectively	177	43	459
Earnings from discontinued operations of Mitchell Gold, less tax expense of $0, $664 and $3,064, respectively	—	1,084	4,355
Gain on disposal of Mitchell Gold, net of tax benefit of $1,473	—	462	—

Net earnings	$890	$2,214	$1,959

Other comprehensive income, net of tax:
Unrealized loss on derivatives (Notes 1 and 10)	(133)	(194)	(654)
Payments transferred to expense	708	741	742

Comprehensive income	$1,465	$2,761	$2,047

Net earnings (loss) from continuing operations per common share (Note 1)	$0.06	$0.05	$(0.22)

Net earnings per common share (Note 1)	$0.07	$0.17	$0.15

Weighted average common shares	13,198	13,167	13,152

Net earnings (loss) from continuing operations per common share assuming dilution (Note 1)	$0.06	$0.05	$(0.22)

Net earnings per common share assuming dilution (Note 1)	$0.07	$0.17	$0.15

Weighted average common shares and equivalents	13,546	13,205	13,193

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Year Ended November 28, 2004, November 30, 2003 and December 1, 2002
	Common Stock				Treasury Stock
	Shares Issued	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Number of Shares	Cost	Accumulated Comprehensive Income(Loss)
	(in thousands, except share and per share amounts)
	(as restated, see Note 2)
Balance at December 2, 2001 as previously reported	16,547,715	$16,548	$23,082	$30,204	3,412,690	$21,937	$(1,201)
Cumulative effect of correction of error for leases	—	—	—	(488)	—	—	—

Balance at December 2, 2001 (as restated, see Note 2)	16,547,715	16,548	23,082	29,716	3,412,690	21,937	(1,201)
Acquisition of treasury stock					6,847	19
Exercise of stock options	37,192	37	1
Net change during the year related to cash flow hedge							88
Net earnings for the year ended December 1, 2002 (as restated, see Note 2)				1,959

Balance at December 1, 2002 (as restated, see Note 2)	16,584,907	16,585	23,083	31,675	3,419,537	21,956	(1,113)
Acquisition of treasury stock					1,271	2
Exercise of stock options	2,500	2	1
Net change during the year related to cash flow hedge							547
Net earnings for the year ended November 30, 2003 (as restated, see Note 2)				2,214

Balance at November 30, 2003 (as restated, see Note 2)	16,587,407	16,587	23,084	33,889	3,420,808	21,958	(566)
Acquisition of treasury stock					6,024	31
Exercise of stock options	87,246	88	122
Net change during the year related to cash flow hedge							575
Net earnings for the year ended November 28, 2004 (as restated, see Note 2)				890

Balance at November 28, 2004 (as restated, see Note 2)	16,674,653	$16,675	$23,206	$34,779	3,426,832	$21,989	$9

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	11/28/04 (52 weeks)	11/30/03 (52 weeks)	12/1/02 (52 weeks)
	(in thousands) (as restated, see Note 2)
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$298,887	$300,659	$336,853
Cash paid to suppliers and employees	(288,268)	(287,266)	(317,217)
Income taxes received (paid), net	(1,418)	1,352	2,839
Interest paid	(3,343)	(5,225)	(4,028)
Interest received	102	225	347
Rent incentives received from landlords	2,543	924	1,235
Other receipts—net	1,714	942	1,340

Net cash and cash equivalents provided by operating activities	10,217	11,611	21,369

Cash flows from investing activities:
Payments received on notes receivable	100	100	125
Increase in cash surrender value	(131)	(121)	(150)
Proceeds from life insurance policies	370	—	—
Proceeds from sale of Mitchell Gold	—	39,573	—
Capital expenditures	(6,333)	(4,919)	(4,558)
Payments under earn-out and related obligations (Note 3)	—	(15,759)	—

Net cash (used in) provided by investing activities	(5,994)	18,874	(4,583)

Cash flows from financing activities:
Restricted cash released from (deposited to) collateral for letters of credit	470	(96)	(1,938)
Net borrowings (repayments) under line of credit	—	—	(9,368)
Draws under revolving loans	8,798	12,570	3,994
Proceeds from issuance of long-term debt	—	—	39,442
Repayments under revolving loans	(8,272)	(20,751)	(10,244)
Payments to reduce long-term debt	(3,240)	(18,759)	(47,874)
Payments to reduce loans on cash surrender value	(306)	(16)	—
Proceeds from issuance of common stock	210	3	38
Purchase of treasury stock	(31)	(2)	(19)

Net cash used in financing activities	(2,371)	(27,051)	(25,969)

Net increase (decrease) in cash and cash equivalents	1,852	3,434	(9,183)
Cash at beginning of year	3,708	274	9,457

Cash at end of year	$5,560	$3,708	$274

See notes to consolidated financial statements.

RECONCILIATION OF NET EARNINGS TO NET CASH

PROVIDED BY (USED IN) OPERATING ACTIVITIES

	Year Ended
	11/28/04 (52 weeks)	11/30/03 (52 weeks)	12/1/02 (52 weeks)
	(in thousands)
	(as restated, see Note 2)
Net earnings	$890	$2,214	$1,959

Adjustments to reconcile net earnings to net cash provided by operating activities, net of disposition of business:
Pre-tax loss on disposition of Mitchell Gold assets	—	1,011	—
Depreciation and amortization	7,079	8,245	9,352
Provision for deferred compensation	335	170	218
Payments made for deferred compensation	(306)	(241)	(2,802)
Deferred income taxes	(880)	406	1,000
Provision for losses on accounts receivable	107	376	262
Loss on disposition of assets	55	—	640

Change in operating assets and liabilities net of effects of disposition of business:
Decrease (increase) in accounts receivable	2,900	(1,627)	(956)
Decrease (increase) in inventories	(5,394)	(1,644)	3,863
Decrease (increase) in prepaid expenses and other	(2,789)	272	(2,120)
Decrease (increase) in other miscellaneous assets	(420)	1,051	1,381
Increase (decrease) in accounts payable	4,635	(1,238)	(1,881)
Increase (decrease) in income taxes payable	3	1,070	3,978
Increase (decrease) in accrued expenses	1,018	(1,875)	2,006
Increase (decrease) in deferred rent	2,200	344	1,145
Increase (decrease) in customer deposits	784	3,077	3,324

Total adjustments	9,327	9,397	19,410

Net cash provided by operating activities	$10,217	$11,611	$21,369

Supplemental Disclosures of Cash Flow:

In May 2002, the Company modified terms of the lease for the Elliston facility, resulting in a change in the accounting for the lease from an operating to a capital lease. As a result, property and equipment and debt were increased by $25 million.

In November 2002, the Company recorded an obligation relating to the long-term earn-out provisions of the Mitchell Gold purchase agreement. As a result, goodwill and current liabilities were increased by $12.8 million.

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business—The Rowe Companies (the “Company”) operates two subsidiaries in the home furnishings industry: Rowe Furniture, Inc. (“Rowe” or the “wholesale home furnishings segment”), a major manufacturer of quality upholstered furniture serving the middle and upper middle market primarily throughout the United States, through home furnishings retailers; and Storehouse, Inc. (“Storehouse” or the “retail home furnishings segment”), a multi-channel, lifestyle home furnishings business including 64 retail home furnishings stores. Storehouse makes good design accessible by selling an edited assortment of casual, contemporary home furnishings through its stores located in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Revenue Recognition—Rowe recognizes sales when products are shipped and invoiced to customers. Storehouse recognizes sales when the goods are delivered to the customer or services have been rendered. Customer deposits represent cash received for items not currently in inventory and items on hand but not yet delivered to the customer. Selling and administrative expenses include $5,788,000, $5,150,000 and $4,501,000 of retail delivery expenses in 2004, 2003 and 2002, respectively.

Credit Risk—Accounts receivable are customer obligations due under normal trade terms. Rowe sells its products to distributors and retailers in the residential home furnishings industry, including traditional furniture retailers and specialty home furnishings stores. As of November 28, 2004, there was no concentration of credit risk, either individually or in the aggregate. Management performs continuing credit evaluations of its customers’ financial condition and although generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts as of November 28, 2004 was adequate. However, actual write-offs might exceed the recorded allowance.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories—Inventories are valued at the lower of cost or market. Rowe utilizes the first-in, first-out (FIFO) method to compute cost, while Storehouse utilizes the last-in, first-out (LIFO) method.

Property, Equipment and Depreciation—Property and equipment are stated at cost. For financial reporting purposes, depreciation, which includes amortization of assets under capital leases, is computed over the estimated useful lives of the assets using primarily the straight-line method. Accelerated methods are used for income tax purposes. Assets are depreciated for financial reporting purposes based on estimated useful lives as follows: buildings and improvements (5 to 45 years); machinery and equipment (3 to 10 years); and leasehold improvements (terms of leases).

Operating Leases—The Company leases retail stores, office space and distribution facilities under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the accounting terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use.

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the accounting terms of the leases as reductions to rent expense in the consolidated statements of operations and comprehensive income (loss).

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations and comprehensive income (loss).

Certain leases provide for contingent rents, which are generally determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in deferred rent on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Long-Lived Assets—Long-lived assets, such as property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value. No impairment charges were recorded during 2004. During 2003, the Company performed an evaluation of Storehouse’s assets, including its store portfolio, and concluded that certain store locations were not generating sufficient cash flow to support their fixed depreciation charges. The Company recorded a non-cash impairment charge of approximately $1,042,000 to write-down the value of the fixed assets at those locations. As further disclosed in Note 3, the Company also recognized impairment losses relating to the retail restructuring charges in 2002.

Fair Value of Financial Instruments—Financial instruments of the Company include long-term debt agreements. Based upon the current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded carrying amounts. The Company also holds an interest rate swap contract. See Note 10 for information concerning the fair value of this financial instrument.

Goodwill—In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which was effective as of the beginning of fiscal 2003 for the Company. SFAS No. 142 represents a change in accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized, and that goodwill be tested for impairment at the reporting unit level by comparing the reporting unit’s carrying value to its fair value as of the beginning of the fiscal year. SFAS 142 also requires that, at least annually, goodwill be retested for impairment. Using a discounted cash flow model, management has determined that there has been no impairment of the goodwill recorded in its financial statements. Goodwill is included in the total assets of the wholesale segment in the Company’s segment reporting. The following table highlights the impact of goodwill amortization on the Company’s reported net earnings and basic and diluted earnings per share:

	2004	2003	2002
	(in thousands)
Net earnings	$890	$2,214	$1,959
Goodwill amortization	—	—	1,296

Adjusted net earnings	$890	$2,214	$3,255

Reported basic and diluted EPS	$0.07	$0.17	$0.15
Goodwill amortization	—	—	0.10

Adjusted basic and diluted EPS	$0.07	$0.17	$0.25

Advertising Costs—Costs incurred for advertising are expensed as incurred. Costs incurred under cooperative advertising programs are recognized when the related revenues are recognized. In accordance with the FASB’s Emerging Issues Task Force Issue No. 01-9, the cooperative advertising costs are classified as a reduction of net shipments for all periods presented. Charges to selling and administrative expenses for advertising were $9,832,000, $8,738,000 and $8,836,000 in 2004, 2003 and 2002, respectively.

Derivatives—The Company utilizes derivative financial instruments to reduce interest rate risks. The Company does not hold or issue derivative financial instruments for trading purposes. Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended in June 2000 by SFAS No. 138, established accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company’s derivative instruments were considered “highly effective” under SFAS No. 133 and, as a result, changes in fair value of the agreements were recorded to accumulated other comprehensive income (loss) in stockholders’ equity. Hedge ineffectiveness was not material during fiscal years 2004 and 2003. See Note 10.

Income Taxes—Income taxes are calculated using the liability method specified by SFAS No. 109, “Accounting For Income Taxes.”

Stock Options—See Note 11.

Comprehensive Income (Loss)—The Company has reported the components of comprehensive income in the Consolidated Statement of Stockholders’ Equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, other comprehensive income (loss) consists of changes in the fair market value of derivatives.

Earnings Per Share—The Company computes basic earnings per share based upon the weighted average shares outstanding during the period. Outstanding stock options which are dilutive are treated as common stock equivalents for purposes of computing diluted earnings per share.

	2004	2003	2002
	(in thousands)
Net earnings available to basic and diluted shares	$890	$2,214	$1,959

Weighted average common shares outstanding (Basic)	13,198	13,167	13,152
Effect of dilutive stock options	348	38	41

Weighted average common shares and equivalents outstanding (Diluted)	13,546	13,205	13,193

As of November 28, 2004, November 30, 2003 and December 1, 2002, there were 897,631, 1,415,937 and 1,783,702 outstanding options, respectively, whose exercise price was equal to or greater than the average market price of the Company’s common stock for the twelve months ended thereon, respectively. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

Statement of Cash Flows—For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Fiscal Year—The Company’s accounting fiscal year end is the Sunday of each year closest to November 30. Fiscal years 2004, 2003 and 2002 each contained 52 weeks.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. The reclassifications have no effect on the results of operations previously reported.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles in the United States of America (“GAAP”). In response to that letter, the Company’s management initiated an internal review of its lease-related accounting and, in consultation with the Audit Committee of its Board of Directors and its independent registered public accounting firm, determined that it should revise its accounting for leasehold improvements funded with landlord incentives or allowances under operating leases, and to revise the period over which rent expense is incurred to include the time period that the leased space is under construction. As a result, the Company restated its consolidated financial statements for each of the fiscal years ended November 28, 2004, November 30, 2003 and December 1, 2002, in this report.

The Company had historically accounted for landlord allowances for leasehold improvements as reductions to the related leasehold improvement asset on the consolidated balance sheets and capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the appropriate interpretation of FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows. This change has no impact on results of operations, as the increased amortization expense associated with the additional leasehold improvements is offset by reductions in rent expense resulting from amortization of the deferred rent liability.

The Company had historically recognized rent expense on a straight-line basis over the lease term commencing with the date the leased store opened for business. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally several months prior to the store opening date. Excluding tax effects, the correction of this accounting requires the Company to record additional deferred rent and adjust retained earnings on the consolidated balance sheets, and record additional rent expense in the consolidated statements of operations and comprehensive income (loss) for each of the three years in the period ending November 28, 2004.

In addition, in fiscal year 2003, the Company recorded an impairment charge relating to several unprofitable stores. The application of these restatements resulted in additional leasehold improvements associated with two stores included in the impairment charge, and the impairment charge has been restated to reflect the write-off of the additional leasehold improvements as of that date.

The cumulative effect of these accounting changes, including tax effects, is a reduction of retained earnings of $488,000 as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $61,000, $332,000 and $142,000 for the fiscal years ended 2002, 2003 and 2004, respectively.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheets as of November 28, 2004 and November 30, 2003, as well as the effects of these changes on the Company’s consolidated statements of operations and comprehensive income(loss) and cash flows for fiscal years 2004, 2003 and 2002:

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As Previously Reported	Adjustments	As Restated
	(in thousands except per share data)
Fiscal year ended November 28, 2004
Selling and administrative expenses	$100,161	$215	$100,376
Operating income (loss)	3,398	(215)	3,183
Earnings (loss) from continuing operations before taxes	1,529	(215)	1,314
Tax expense (benefit)	569	(73)	496
Net earnings (loss) from continuing operations	960	(142)	818
Net earnings	1,032	(142)	890
Comprehensive income	1,607	(142)	1,465
Net earnings (loss) from continuing operations per common share	$0.07	$(0.01)	$0.06
Net earnings per common share	$0.08	$(0.01)	$0.07
Net earnings (loss) from continuing operations per common share assuming dilution	$0.07	$(0.01)	$0.06
Net earnings per common share assuming dilution	$0.08	$(0.01)	$0.07

Fiscal year ended November 30, 2003
Selling and administrative expenses	$94,501	$503	$95,004
Operating income (loss)	5,399	(503)	4,896
Earnings (loss) from continuing operations before taxes	2,034	(503)	1,531
Tax expense (benefit)	1,077	(171)	906
Net earnings (loss) from continuing operations	957	(332)	625
Net earnings	2,546	(332)	2,214
Comprehensive income	3,093	(332)	2,761
Net earnings (loss) from continuing operations per common share	$0.07	$(0.02)	$0.05
Net earnings per common share	$0.19	$(0.02)	$0.17
Net earnings (loss) from continuing operations per common share assuming dilution	$0.07	$(0.02)	$0.05
Net earnings per common share assuming dilution	$0.19	$(0.02)	$0.17

Fiscal year ended December 1, 2002
Selling and administrative expenses	$93,765	$92	$93,857
Operating income (loss)	(433)	(92)	(525)
Earnings (loss) from continuing operations before taxes	(3,977)	(92)	(4,069)
Tax expense (benefit)	(1,183)	(31)	(1,214)
Net earnings (loss) from continuing operations	(2,794)	(61)	(2,855)
Net earnings	2,020	(61)	1,959
Comprehensive income	2,108	(61)	2,047
Net earnings (loss) from continuing operations per common share	$(0.21)	$(0.01)	$(0.22)
Net earnings per common share	$0.15	$—	$0.15
Net earnings (loss) from continuing operations per common share assuming dilution	$(0.21)	$(0.01)	$(0.22)
Net earnings per common share assuming dilution	$0.15	$—	$0.15

Consolidated Balance Sheets

	As Previously Reported	Adjustments	As Restated
	(in thousands)
November 28, 2004
Property and equipment	$39,000	$4,846	$43,846
Total assets	134,275	4,846	139,121
Other accrued expenses	5,399	(1,131)	4,268
Total current liabilities	43,724	(1,131)	42,593
Deferred rent	—	7,581	7,581
Deferred income taxes (liability)	2,333	(581)	1,752
Total liabilities	80,572	5,869	86,441
Retained earnings	35,802	(1,023)	34,779
Total stockholders’ equity	53,703	(1,023)	52,680
Total liabilities and stockholders’ equity	$134,275	$4,846	$139,121

November 30, 2003
Property and equipment	$41,624	$2,824	$44,448
Total assets	129,026	2,824	131,850
Other accrued expenses	5,712	(1,168)	4,544
Total current liabilities	39,570	(1,168)	38,402
Deferred rent	—	5,381	5,381
Deferred income taxes (liability)	1,737	(508)	1,229
Total liabilities	77,109	3,705	80,814
Retained earnings	34,770	(881)	33,889
Total stockholders’ equity	51,917	(881)	51,036
Total liabilities and stockholders’ equity	$129,026	$2,824	$131,850

Consolidated Statements of Cash Flows

	As Previously Reported	Adjustments	As Restated
	(in thousands)
Fiscal year ended November 28, 2004
Net cash and cash equivalents provided by operating activities	$7,674	$2,543	$10,217
Net cash provided by (used in) investing activities	(3,451)	(2,543)	(5,994)

Fiscal year ended November 30, 2003
Net cash and cash equivalents provided by operating activities	$10,687	$924	$11,611
Net cash provided by (used in) investing activities	19,798	(924)	18,874

Fiscal year ended December 1, 2002
Net cash and cash equivalents provided by operating activities	$20,134	$1,235	$21,369
Net cash provided by (used in) investing activities	(3,348)	(1,235)	(4,583)

Consolidated Statements of Shareholders’ Equity

	As Previously Reported	Adjustments	As Restated
	(in thousands)
As of December 2, 2001
Retained earnings	$30,204	$(488)	$29,716

NOTE 3—ACQUISITIONS, DISPOSALS AND RESTRUCTURING

On October 31, 1998, the Company acquired all of the issued and outstanding common stock of Mitchell Gold, a privately owned furniture manufacturing company located in North Carolina. During April 2003, the Company sold Mitchell Gold. At the time of the sale, Mitchell Gold’s financial statements included total assets of $47,116,000 and liabilities of $10,051,000, consisting of the following major classes of assets (amounts in thousands):

Accounts receivable	$6,065
Inventory	6,488
Fixed assets	7,003
Goodwill	26,342
Other assets	1,218

Total assets	$47,116

Accounts payable and accrued expenses	$5,196
Long-term debt	4,855

Total liabilities	$10,051

Proceeds from the sale, net of liabilities assumed, were approximately $39.6 million. The sale resulted in a gain, after taxes, of $462,000 or $0.04 per share ($0.03 per diluted share). The Company utilized the net proceeds to reduce outstanding debt by approximately $22.1 million, pay expenses of the sale of approximately $4 million, and settle obligations under the long-term earn-out provisions of the original purchase agreement for Mitchell Gold. Interest allocated to Mitchell Gold was calculated based on borrowings used to acquire and support Mitchell Gold’s activities at the Company’s average borrowing rate. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with Mitchell Gold:

	2004	2003	2002
	(in thousands)
Net shipments	$—	$20,226	$65,794
Interest expense	$—	$415	$1,665
Earnings before taxes	$—	$1,748	$7,419
Net earnings per common share	$—	$0.08	$0.33
Net earnings per common share assuming dilution	$—	$0.08	$0.33

During 2004, the Company’s Board of Directors approved management’s plans to sell two investment real estate properties. The Company subsequently executed a contract to dispose of one of these properties, and this transaction was completed in December 2004. The Company continues to pursue potential avenues to dispose of the second property. See Note 17.

Income and expense items associated with these properties have been classified as discontinued operations, and all prior periods have been restated to conform to the current presentation. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

	2004	2003	2002
	(in thousands)
Other income, net	$1,019	$809	$1,123
Interest expense	$732	$739	$376
Earnings before taxes	$287	$70	$747
Net earnings per common share	$0.01	$0.00	$0.03
Net earnings per common share assuming dilution	$0.01	$0.00	$0.03

As of November 28, 2004, assets and liabilities held for sale consisted of the following (amounts in thousands):

Investment property, net of accumulated amortization	$7,248
Mortgage loans	$8,968

The mortgage loans are expected to be either assumed by the purchaser or repaid from the proceeds of the sale of the property. The mortgage loans bear interest at 7.75%, and require monthly payments of principal and interest based on a 25 year term, with a balloon payment due in 2012. Principal amortization in 2005 will be approximately $153,000, increasing slightly in each of the future years until 2012.

The mortgage loans were secured by the investment properties located in California and Maryland. Rental income at these two properties totaled $1,403,000, $1,574,000 and $1,560,000 in 2004, 2003 and 2002, respectively. Minimum lease commitments at November 28, 2004 under long-term operating leases at these two properties are expected to be $675,000 in 2005, $532,000 in 2006, $441,000 in 2007, $22,000 in 2008 and $141,000 in 2009.

During February 2004, the Company recorded certain adjustments relating to workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with its discontinued operations, totaling $170,000 on a pre-tax basis, or $0.01 per share. These charges have also been included in discontinued operations.

On August 1, 1999, the Company completed the acquisition of Storehouse, a privately owned, 43 store chain of retail furniture stores headquartered in Atlanta, Georgia. Storehouse has operations from Texas through the Southeast and Mid-Atlantic markets.

As previously reported, the Company restructured its retail operations by combining the former Home Elements subsidiary into Storehouse, to operate under the Storehouse name. During 2002, the Company recorded restructuring, store closing and other charges relating to the restructuring; $2,319,000 in the second quarter (of which $230,000 was reported in selling and administrative expenses), and an additional $262,000 in the fourth quarter, for a total of $2,581,000. Of this total, $2,062,000 was utilized during 2002, with the remaining $519,000 reserve available for future lease termination costs. Through November 30, 2003, $409,000 was expended in monthly lease payments and costs to sublease space. During 2003, the Company entered into a sublease for certain space previously utilized by Home Elements. Based upon the terms of the sublease, the Company recorded an additional $225,000 charge for lease termination costs. Through November 28, 2004, $64,000 has been expended in monthly lease payments, net of sublease income received. The estimates of lease termination costs, particularly in regards to subleased space, included estimates of cost increases to be recognized in the future, such as incremental increases in base rent and charges for operating expenses. Actual increases may vary from those assumed at the time these costs were determined. As such increases are realized, revisions to the recorded costs to sublease certain space may be required, and will be recorded as they become known. The following tables outline the components of the restructuring and related charges and the balance of the reserve account at the indicated dates:

	11/30/2003 Reserve Balance	Revisions	Paid To Date	11/28/2004 Reserve Balance
	(in thousands)
Lease termination costs	$335	—	$64	$271

	12/1/2002 Reserve Balance	Revisions	Paid To Date	11/30/2003 Reserve Balance
	(in thousands)
Lease termination costs	$519	$225	$409	$335

	Original Charges	Non-Cash Write-downs	Revisions and Fixed Asset Charges	Paid To Date	12/1/2002 Reserve Balance
	(in thousands)
Non-cash write-downs of fixed assets to net realizable value	$494	$494	$(494)	$—	$—
Employee termination benefits (20 administrative personnel)	359	—	(99)	260	—
Lease termination costs	720	—	262	463	519
Moving and relocation costs	130	—	(43)	87	—
Other costs	616	—	210	826	—

	$2,319	$494	$(164)	$1,636	$519

NOTE 4—INVENTORIES

Inventory components are as follows:

	2004	2003
	(in thousands)
Retail merchandise	$21,103	$19,149
Finished goods	2,376	2,036
Work-in-process	3,507	3,208
Raw materials	10,795	7,994

Total inventories	$37,781	$32,387

Retail merchandise is valued by Storehouse using the LIFO method to determine cost. Had this inventory been valued using FIFO, retail merchandise and total inventories would have increased by $754,000 and $535,000, respectively, over the amounts shown above.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2004	2003
	(in thousands)
Land	$405	$405
Buildings and improvements	32,578	32,515
Leasehold improvements	18,906	15,471
Machinery and equipment	44,035	43,337
Projects-in process	444	1,849

	$96,368	$93,577
Less accumulated depreciation	52,522	49,129

Net property and equipment	$43,846	$44,448

Assets recorded under capital leases that are included in the above property and equipment are as follows:

	2004	2003
	(in thousands)
Land	$198	$198
Buildings and improvements	18,572	18,572
Machinery and equipment	6,230	6,230

	25,000	25,000
Less accumulated amortization	2,454	1,627

Net property and equipment	$22,546	$23,373

NOTE 6—LONG-TERM DEBT AND CAPITAL LEASES

Long-term debt and capital leases consist of the following:

	2004	2003
	(in thousands)
Capital lease obligation	$12,206	$14,304
Revolving bank loan	11,238	10,711
Term loan	2,500	3,500
Mortgage loans	—	9,111

	25,944	37,626
Less current maturities	1,867	3,314

Total long-term debt	$24,077	$34,312

As of November 28, 2004, the Company’s mortgage debt was classified as debt associated with investment property for sale. See Note 3 for information about the mortgage debt.

Capital Lease Obligation

The term of the capital lease obligation was extended in December 2003 and various provisions of the agreement were modified. The capital lease obligation is repayable in monthly installments of $72,300 plus interest at 30 day LIBOR plus a spread of 3%, currently approximately 4.99%. A balloon payment of approximately $8.7 million is due in December 2008. The Company also elected to hedge the variable interest rate risk associated with this debt. See Note 10 for additional details about this hedge contract.

Revolving Bank Loan

The revolving bank loan bears interest at 30 day LIBOR plus a spread of 2%, currently approximately 4.13%. Up to $35 million may be advanced to the Company under the terms of this loan, subject to availability. Availability is based upon certain percentages of outstanding receivables and inventory, as defined in the loan agreement. The revolving bank loan expires in May 2007.

Term Loan

The term loan bears interest at 30 day LIBOR plus a spread of 2.25%, currently approximately 4.38%. The term loan is repayable in quarterly installments of $250,000 through May 2007.

The Company has the option to use 30, 60 or 90 day LIBOR as the base rate for the term and revolving bank loans. Should the revolving bank loan balance increase after locking in a base rate, interest on the increased principal is based on prime plus 1%.

Covenants

The capital lease obligation, revolving bank loan and term loan agreements prohibit the Company from paying dividends, repurchasing stock or incurring additional debt (other than certain permitted debt) without the lender’s written consent and are collateralized by substantially all assets of the Company and its subsidiaries. Permitted debt generally includes: (i) certain existing debt and future obligations to the lenders; (ii) trade accounts payable and accrued expenses, including accrued payroll, benefit plans, taxes, and other operating expenses, incurred in the ordinary course of business; (iii) rent obligations under leases; (iv) debt incurred for the purchase of fixed assets that does not at any time exceed, in the aggregate, $500,000, (v) certain obligations which may arise as a result of any guaranty, indemnity or other assurance of payment or performance by others incurred in the ordinary course of business or under other limited specified circumstances; (vi) debt incurred as a result of the refinancing of certain existing debt; and (vii) other debt not included above that does not at any time exceed, in the aggregate, $500,000.

The agreements also restrict the amount of capital expenditures and the Company’s ability to sell certain assets. Each of these facilities contain, among other things, covenants with respect to a fixed charge coverage ratio (defined generally as the ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), reduced by capital expenditures and cash taxes, to consolidated debt service), maximum leverage ratio (defined generally as the ratio of consolidated debt to consolidated EBITDA), and to maintain a minimum monthly EBITDA, minimum excess borrowing availability ($3.0 million) and minimum consolidated tangible net worth (defined generally as total equity reduced by goodwill) . As of November 28, 2004, the Company was in compliance with the provisions of these agreements as amended on April 15, 2005.

Minimum Debt Service Requirements

Minimum required debt service payments (including obligations under the capital lease) for each of the five fiscal years subsequent to November 28, 2004, are approximately $1,867,000 in 2005; $1,867,000 in 2006; $12,605,000 in 2007; $866,000 in 2008; and $8,739,000 in 2009.

NOTE 7—DEFERRED COMPENSATION PLANS

Effective December 1, 1986, as amended in 1991, the Company established deferred compensation contracts for certain officers of the Company. The contracts fixed a minimum level for retirement benefits to be paid to participants based on age at retirement with the Company. The contracts are not funded. Charges to expense were $49,000 in 2004, $53,000 in 2003 and $63,000 in 2002.

The Company also has deferred compensation agreements with key employees. Vesting is based upon age and years of service. Life insurance contracts have been purchased which may be used to fund these agreements. The charges to expense were $163,000 in 2004, $118,000 in 2003 and $167,000 in 2002.

NOTE 8—EMPLOYEE BENEFIT PLANS

The Company maintains 401(k) and savings plans that cover substantially all employees. Contributions to the plans were $848,000 in 2004, $836,000 in 2003 and $683,000 in 2002.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is obligated under long-term real estate leases for offices, warehouses, showrooms and retail locations expiring at various dates through 2017 with certain renewal options. Certain of the lease agreements for store locations have, in addition to base rental, contingent rentals based on sales volume and payments based on a pro-rata distribution of the expenses associated with common areas. Rental payments charged to expense were $14,938,000 in 2004, $13,977,000 in 2003 and $15,488,000 in 2002.

The Company is a lessor of its investment properties (those not held for sale) primarily under long-term operating leases. The lease arrangements have initial terms of one to five years and some contain provisions to increase the monthly rentals at specific intervals. Rental income, net of commissions, was $578,000 in 2004, $453,000 in 2003 and $387,000 in 2002 and is included in other income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Minimum lease commitments at November 28, 2004, under long-term operating leases are as follows:

	Lease Expense	Lease Income
	(in thousands)
2005	$17,288	$170
2006	14,310	39
2007	11,108	40
2008	9,651	7
2009	8,041	—
Thereafter	25,244	—

	$85,642	$256

In addition, the Company is obligated through a dedicated contract carriage agreement for delivery services through January 2006. Current monthly expense is $219,000 plus a variable mileage charge.

Health Insurance Plan

The Company and its subsidiaries maintain self-insurance programs for that portion of health care costs not covered by insurance. The Company is liable for claims from $75,000 up to $100,000 per person annually. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.

Workers’ Compensation Insurance Plan

The Company is responsible for workers compensation claims up to $250,000 per incident. The Company maintains insurance for claims exceeding $250,000 and has stop loss coverage starting at $4,200,000 in aggregate for fiscal year 2005. The Company accrues its estimated claims based upon actuarial estimates as determined by its claim administrator.

Employment Agreements

The Company has employment agreements with certain employees of the Company, which provide for salary continuation of two years in the event of termination of employment without cause. In addition, the Company has an agreement with an officer, which provides a minimum annual salary of $792,000, adjusted for changes in the consumer price index, through November 30, 2009. Payments under this agreement were $922,000 in 2004, $888,000 in 2003 and $822,000 in 2002.

Litigation

The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at the present time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not be material based on the Company’s previous experience with lawsuits of these types.

NOTE 10—INTEREST RATE HEDGING

In connection with the Company’s capital lease agreements for the Elliston facility, the Company has been required to maintain interest rate protection agreements. In December 2003, in conjunction with the extension of the capital lease term and other modifications of provisions, the Company entered into an interest rate swap with a third party for a notional principal amount of $9 million, declining by $50,000 per month, through November 2008. While 30 day LIBOR is below 3.65%, the Company pays the counterparty the difference in interest between 3.65% and actual LIBOR. If and when 30 day LIBOR exceeds 3.65%, then the counterparty will pay the Company the difference.

In connection with the original Elliston lease agreement, the Company had entered into two interest rate hedging contracts. One contract, for $5 million notional principal, expired in April 2003. The second contract, for $20 million notional principal, expired in August 2004. The second contract effectively fixed interest on the original 30 day LIBOR floating rate at 6.805%.

The Company accounts for its interest rate agreements as cash flow hedges whereby the fair value of the contracts are reflected in other liabilities (or other assets, as the case may be) in the accompanying consolidated balance sheet with the offset, net of income taxes, recorded as accumulated other comprehensive income (loss). The fair value of the swap contract at November 28, 2004, as determined by quoted market prices, was an asset of $9,000, net of taxes of $5,000. This net asset was composed of a long-term asset of $48,000 and a current liability of $39,000, both net of taxes, based upon expected interest rates over the term of the agreement.

As of November 30, 2003, the fair value of the swap in place at that time was a current liability of $566,000, net of taxes approximating $347,000.

NOTE 11—STOCK OPTION PLANS

The Company has two stock option plans as described below. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretation in accounting for the plans. Under APB Opinion 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized. Substantially all of the options granted during the three-year period ended November 28, 2004 were fully vested at the grant date.

Under the 1993 stock option plan, as amended, 3,264,937 shares of unissued common stock or treasury stock were available for grants. These options were granted at market value on the date of grant, have been adjusted for stock splits and dividends, and are generally exercisable for a term of ten years from the date of grant. Effective February 1, 2003, no further options may be granted under this plan.

Under the 2003 stock option plan, 1,300,000 shares of unissued common stock or treasury stock have been made available for grants. These options are generally exercisable for a term of ten years from the date of grant. These options are granted at market value on the date of grant.

SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation costs for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively; dividend yields of 0%; expected volatility of 67.1%, 54.5%, and 123.1%; risk-free interest rates of 4.0%; and expected lives of 4 years.

Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Net earnings, as reported	$890	$2,214	$1,959
Earnings per share, basic, as reported	$0.07	$0.17	$0.15
Earnings per share, diluted, as reported	$0.07	$0.17	$0.15

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$363	$159	$95

Pro forma net earnings, including the impact of applying the fair value based method	$527	$2,055	$1,864

Pro forma earnings per share, basic	$0.04	$0.16	$0.14
Pro forma earnings per share, diluted	$0.04	$0.16	$0.14

A summary of the status of the Company’s two fixed stock option plans, as of the balance sheet date and changes during the years ending on those dates, is presented below:

	November 28, 2004		November 30, 2003		December 1, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,769,937	$5.86	1,845,202	$6.62	1,982,787	$6.82
Granted	310,000	3.22	290,500	2.13	102,500	1.83
Exercised	(87,246)	2.40	(2,500)	1.25	(37,192)	1.04
Forfeited	(233,819)	5.76	(363,265)	6.78	(202,893)	7.13

Outstanding at end of year	1,758,872	$5.58	1,769,937	$5.86	1,845,202	$6.62

Exercisable at end of year	1,595,430	$5.58	1,530,656	$6.12	1,798,231	$6.58
Weighted average fair value of options granted during the year	$1.78		$1.14		$1.46

The following table summarizes information about fixed stock options outstanding at November 28, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at November 28, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at November 28, 2004	Weighted Average Exercise Price
$1.25 – $ 2.15	296,752	8	$1.98	214,908	$1.93
3.00 – 4.95	564,489	6	3.52	557,823	3.50
5.10 – 6.93	335,282	3	6.52	321,950	6.57
7.39 – 8.38	173,400	4	8.16	173,400	8.16
9.00 – 10.28	388,949	4	9.35	327,349	9.18

	1,758,872		$5.58	1,595,430	$5.58

NOTE 12—TAXES ON INCOME

Provisions for income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss) consisted of the following components:

	2004	2003	2002
	(in thousands)
Current	$(64)	$744	$(2,144)
Deferred	560	162	930

Total taxes on income (benefit)	$496	$906	$(1,214)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The source of the temporary differences and their effects on deferred taxes are as follows:

	2004	2003
	(in thousands)
Deferred compensation	$700	$726
Receivables	416	514
Deferred rent	2,765	1,982
Cash flow hedge	—	347
Restructuring	103	127
Capital loss carryforward	1,473	—
State net operating loss carryforwards	1,379	1,291
Tax credits	24	—
Other	716	438

Gross deferred tax assets	7,576	5,425
Less valuation allowance	(1,379)	(1,291)

Net deferred tax asset	6,197	4,134

Property and equipment	3,206	1,974
Investment property	1,809	1,796
Inventories	699	713
Cash flow hedge	5	—
Other	299	—

Gross deferred tax liability	6,018	4,483

Net deferred tax asset (liability)	$179	$(349)

Included in balance sheet:
Deferred income tax asset	$1,931	$880
Deferred income tax liability	(1,752)	(1,229)

Net deferred tax asset (liability)	$179	$(349)

A valuation allowance has been provided for the state net operating loss carryforwards for certain states in which the retail operations have sustained losses that may not be able to be utilized in the future. The net operating loss carryforwards are limited to use in varying amounts through 2023.

In 2004, due to an examination by the Internal Revenue Service, certain losses were determined to be capital losses and have been reclassified as a current liability and a deferred tax asset.

The following summary reconciles taxes at the federal statutory tax rate with the actual taxes:

	2004	2003	2002
	(in thousands)
Income tax expense (benefit), computed at the statutory rate	$447	$520	$(1,382)
State income taxes, net of federal income tax benefit	(27)	103	61
Goodwill	—	—	249
Life insurance transactions	(71)	(88)	(104)
Other items, net	147	371	(38)

Total taxes on income (benefit)	$496	$906	$(1,214)

NOTE 13—MAJOR CUSTOMER INFORMATION

Shipments to the Company’s top three customers as a percent of net shipments were 7% in 2004, 7% in 2003 and 8% in 2002. Shipments to the Company’s top ten customers, as a percent of net shipments, amounted to 13% in 2004, 13% in 2003 and 14% in 2002.

NOTE 14—SEGMENT REPORTING

The Company’s operations are classified into two business segments: wholesale and retail home furnishings. The wholesale home furnishings segment manufactures upholstered furniture. Upholstered furniture includes sofas, loveseats, occasional chairs and sleep sofas, covered with fabric. The retail home furnishings segment sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (largely obtained from the wholesale home furnishings segment), case goods and home accessories. The other category is comprised of additional subsidiaries reviewed by management including parent company expenses.

	Wholesale Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- segment Eliminations	Consolidated
	(in thousands)
2004
Net shipments	$174,170	$140,590	$—	$(19,557)	$295,203
Operating income (loss)	8,642	716	(6,277)	102	3,183
Interest expense	(1,786)	(648)	(177)	—	(2,611)
Other income, net	(2,805)	(1,027)	4,574	—	742
Earnings (loss) from continuing operations before taxes	4,051	(959)	(1,880)	102	1,314
Depreciation and amortization	4,130	2,528	421	—	7,079
Capital expenditures	1,747	4,410	176	—	6,333
Total assets	114,983	38,370	46,238	(60,470)	139,121

2003
Net shipments	$175,303	$122,968	$—	$(19,898)	$278,373
Operating income (loss)	16,695	(5,332)	(6,589)	122	4,896
Interest expense	(2,448)	(1,219)	(56)	—	(3,723)
Other income, net	(3,054)	(877)	4,289	—	358
Earnings (loss) from continuing operations before taxes	11,193	(7,428)	(2,356)	122	1,531
Depreciation and amortization	4,045	3,497	410	—	7,952
Capital expenditures	2,412	2,210	214	—	4,836
Total assets	117,174	48,818	44,688	(78,830)	131,850

2002
Net shipments	$176,413	$111,789	$—	$(19,056)	$269,146
Operating income (loss)	17,811	(11,410)	(6,629)	(297)	(525)
Interest expense	(1,623)	(1,762)	(555)	—	(3,940)
Other income, net	(3,155)	(657)	4,208	—	396
Earnings(loss) from continuing operations before taxes	13,033	(13,827)	(2,978)	(297)	(4,069)
Depreciation and amortization	3,974	3,514	424	—	7,912
Capital expenditures	1,111	2,714	523	—	4,348
Total assets	121,205	46,582	39,457	(79,917)	127,327

The consolidated amounts shown above for capital expenditures and total assets exclude amounts for the discontinued Mitchell Gold segment. Excluded capital expenditures were $83,000 and $214,000 for 2003 and 2002, respectively and total assets of $49,896,000 were excluded for 2002. Capital expenditures associated with the discontinued investment real estate properties were $42,000, $207,000 and $495,000 in 2004, 2003 and 2002, respectively, and are included in the other category.

NOTE 15—QUARTERLY FINANCIAL INFORMATION

Quarter	First	Second	Third	Fourth
	(in thousands, except per share amounts)
2004
Net shipments	$70,422	$75,560	$76,149	$73,072
Gross profit	24,778	27,053	26,556	25,172
Net earnings (loss) from continuing operations (as restated)	179	717	441	(519)
Net earnings (loss) from continuing operations (as reported)	151	705	458	(354)
Net earnings (loss) (as restated)	71	729	490	(400)
Net earnings (loss) (as reported)	43	717	507	(235)
Net earnings (loss) from continuing operations per common share (as restated)	0.01	0.05	0.03	(0.04)
Net earnings (loss) from continuing operations per common share (as reported)	0.01	0.05	0.03	(0.03)
Net earnings (loss) per common share (as restated)	0.01	0.06	0.04	(0.03)
Net earnings (loss) per common share (as reported)	0.00	0.05	0.04	(0.02)
Net earnings (loss) from continuing operations per common share assuming dilution (as restated)	0.01	0.05	0.03	(0.04)
Net earnings (loss) from continuing operations per common share assuming dilution (as reported)	0.01	0.05	0.03	(0.03)
Net earnings (loss) per common share assuming dilution (as restated)	0.01	0.05	0.04	(0.03)
Net earnings (loss) per common share assuming dilution (as reported)	0.00	0.05	0.04	(0.02)

2003
Net shipments	$63,395	$67,702	$69,955	$77,321
Gross profit	22,019	23,606	25,254	29,246
Net earnings (loss) from continuing operations (as restated)	(826)	(648)	(485)	2,584
Net earnings (loss) from continuing operations (as reported)	(853)	(674)	(102)	2,586
Net earnings (loss) (as restated)	30	115	(561)	2,630
Net earnings (loss) (as reported)	3	89	(178)	2,632
Net earnings (loss) from continuing operations per common share (as restated)	(0.06)	(0.05)	(0.04)	0.20
Net earnings (loss) from continuing operations per common share (as reported)	(0.06)	(0.05)	(0.01)	0.20
Net earnings (loss) per common share (as restated)	0.00	0.01	(0.04)	0.20
Net earnings (loss) per common share (as reported)	0.00	0.01	(0.01)	0.20
Net earnings (loss) from continuing operations per common share assuming dilution (as restated)	(0.06)	(0.05)	(0.04)	0.20
Net earnings (loss) from continuing operations per common share assuming dilution (as reported)	(0.06)	(0.05)	(0.01)	0.20
Net earnings (loss) per common share assuming dilution (as restated)	0.00	0.01	(0.04)	0.20
Net earnings (loss) per common share assuming dilution (as reported)	0.00	0.01	(0.01)	0.20

Earnings per share calculations for each of the quarters are based on the weighted average shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amounts. The results of operations have been restated to reflect the discontinued operations of investment real estate effective during the second and fourth quarters of 2004.

NOTE 16—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB released Statement 123R, “Share-Based Payment”, the revision to Statement 123 that will, beginning in fiscal 2006, require that the compensation cost relating to share-based payment transactions be recognized in financial statements. Statement 123R provides expanded guidance on measuring the fair value of share-based payment transactions. The Company continues to explore its stock option data to better implement the guidance in Statement 123R. While the ultimate impact of applying this guidance cannot be fully predicted at this time, the Company does not expect the impact to be significantly different from that presented in the pro-forma disclosures included in Note 11.

NOTE 17—SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, the Company completed the sale of an investment property previously included in discontinued operations. The Company will record a gain on sale of this property of approximately $2,700,000, net of tax, or $.20 per share, in the first quarter of fiscal year 2005. Mortgage debt of $3,185,000, which carried an interest rate of 7.75%, was retired at closing.

Also subsequent to the end of the fiscal year, the Company has agreed to settle litigation with a vendor. As a result, the Company will record earnings, net of tax, of approximately $700,000 or $0.05 per share in its first fiscal quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Rowe Companies

McLean, Virginia

We have audited the accompanying consolidated balance sheets of The Rowe Companies and subsidiaries as of November 28, 2004 and November 30, 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended November 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Rowe Companies and subsidiaries at November 28, 2004 and November 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 2003.

As discussed in Note 2, the accompanying Consolidated Financial Statements have been restated.

High Point, North Carolina	BDO SEIDMAN, LLP
January 14, 2005, except for Note 2 and Note 6 which are as of April 15, 2005

Item 9A.	Controls and Procedures.

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

However, in response to views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) in a letter to the American Institute of Certified Public Accountants dated February 7, 2005, the Company’s management commenced a review of its method of accounting for leases. As a result of this review, on March 21, 2005, the Company’s management advised the Audit Committee of the Company’s Board of Directors that it had made a determination, similar to recent determinations made by many other companies, that its then current method of accounting for leasehold improvements funded by landlord incentives and practice of recognizing straight-line rent expense beginning on the earlier of the store opening date or rent commencement date (thereby excluding the construction period following the commencement of the lease term from the calculation of the period over which rent is recognized and expensed) were not consistent with the recently expressed views of the SEC staff.

In a telephonic meeting held on March 25, 2005, among the Company’s management and the Audit Committee, the Audit Committee concluded, in concurrence with management’s determination, that the Company’s methods of accounting for leasehold improvements funded by landlord incentives and rent expense during construction periods were incorrect. Management recommended, and the Audit Committee concurred, that the previously issued financial statements included in the Company’s fiscal 2004 Annual Report on Form 10-K and in the Company’s Quarterly Reports on Form 10-Q filed during fiscal 2004 should be restated, and that the Company should report on Form 8-K that such financial statements should no longer be relied upon.

Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Based on that, management concluded that a material weakness existed in the Company’s internal control over financial reporting, and disclosed this to the Audit Committee and to the Company’s independent registered public accounting firm.

The Company also carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, due to the Company’s prior lease accounting practices, the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (November 28, 2004), in ensuring that material information relating to The Rowe Companies, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its methods of accounting for leasehold improvement allowances and construction periods for leased stores.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

At the end of fiscal 2006, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Item 15.	Exhibits and Financial Statement Schedules.

(a)1. Financial Statements:

The consolidated balance sheets as of November 28, 2004 and November 30, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, cash flows and notes to consolidated financial statements for each of the years in the three-year period ended November 28, 2004, together with the report of BDO Seidman, LLP dated January 14, 2005, except for Note 2 and Note 6 which are as of April 15, 2005 appearing in Item 8 of this Form 10-K/A. The following additional financial data should be read in conjunction with the consolidated financial statements included in this Form 10-K/A.

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

April 15, 2005

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. M. BIRNBACH G. M. Birnbach	Chairman of the Board President, Director (Principal Executive Officer)	April 15, 2005

/s/ R. E. CHENEY R. E. Cheney	Director	April 15, 2005

/s/ H. I. PTASHEK H. I. Ptashek	Director	April 15, 2005

/s/ C. T. ROSEN C. T. Rosen	Director	April 15, 2005

/s/ K. J. ROWE K. J. Rowe	Director	April 15, 2005

/s/ S. J. SILVER S. J. Silver	Director	April 15, 2005

Allan Tofias	Director	April 15, 2005

/s/ G. O. WOODLIEF G. O. Woodlief	Director	April 15, 2005

/s/ G. S. MORPHIS G. S. Morphis	Chief Financial Officer, Secretary-Treasurer (Principal Financial and Accounting Officer)	April 15, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

3.2	By-laws of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

4	Specimen Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994 and incorporated herein by reference)

10.2	Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994 and incorporated herein by reference)

10.5	Salary Continuation Agreement dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.6	First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.7	Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

10.8	The Rowe Companies 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference)

10.9	The Rowe Companies Amended and Restated 1993 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference)

10.10	Master Agreement dated August 27, 1999 among Rowe Furniture, Inc., and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees, The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. and certain other subsidiaries of The Rowe Companies that may hereafter become party hereto, as Guarantors, Atlantic Financial Group, LTD, as Lessor, Crestar Bank and certain Financial Institutions parties hereto, as Lenders and Crestar Bank, as Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.11	Master Lease Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD, as Lessor and Rowe Furniture, Inc. and certain other Subsidiaries of The Rowe Companies that may hereafter become party hereto, as Lessees (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

Exhibit No.	Description
10.12	Construction Agency Agreement dated as of August 27, 1999 between Atlantic Financial Group, LTD and Rowe Furniture, Inc. as Construction Agent (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.13	Guaranty Agreement from The Rowe Companies, The Mitchell Gold Co., Rowe Properties, Inc. Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc. and The Wexford Collection, Inc. dated as of August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.14	Appendix A to Master Agreement, Lease, Loan Agreement and Construction Agency Agreement dated August 27, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.15	First Modification to Synthetic Lease Financing Operative Documents dated October 11, 2000 by and among Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Rowe Diversified, Inc., Home Elements, Inc., Rowe Properties, Inc., The Wexford Collection, Inc., and Atlantic Financial Group, LTD and Suntrust Bank, N.A. (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.16	Omnibus Amendment dated as of May 15, 2002 among Rowe Furniture, Inc., The Rowe Companies, The Mitchell Gold Co., Storehouse, Inc., Home Elements, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 17, 2004 and incorporated herein by reference)

10.17	Second Omnibus Amendment dated as of December 1, 2003 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and SunTrust Bank (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 17, 2004 and incorporated herein by reference)

10.18	Third Omnibus Amendment dated as of February 24, 2004 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and Sun Trust Bank (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.19	Loan and Security Agreement dated as of May 15, 2002 among The Rowe Companies, Rowe Diversified, Inc., Home Elements, Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.20	First Amendment to Loan and Security Agreement dated as of June 17, 2002 among The Rowe Companies, Rowe Diversified, Inc., Home Elements, Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.21	Second Amendment to Loan and Security Agreement dated as of October 10, 2002 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

Exhibit No.	Description

10.22	Third Amendment to Loan and Security Agreement dated as of February 28, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., The Mitchell Gold Co. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.23	Fourth Amendment to Loan and Security Agreement dated as of April 3, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.24	Fifth Amendment to Loan and Security Agreement dated as of November 30, 2003 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.25	Sixth Amendment to Loan and Security Agreement dated as of September 23, 2004 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.26	Seventh Amendment to Loan and Security Agreement dated as of February 24, 2005 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc. and Fleet Capital Corporation (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.27	Form of Incentive Stock Option Agreement under 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.28	Form of Non-Qualified Stock Option Agreement under 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.29	Deferred Compensation Agreement between the Company and Barry A. Birnbach dated August 31, 1978 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.30	First Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated March 13, 1980 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.31	Second Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 4, 1986 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.32	Third Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated June 13, 1989 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

Exhibit No.	Description

10.33	Fourth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 9, 1991 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.34	Fifth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 3, 1993 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.35	Sixth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 5, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.36	Seventh Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 6, 1996 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.37	Eighth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 1, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

23	Consent of BDO Seidman, LLP

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Rowe Companies

McLean, Virginia

The audits referred to in our report dated January 14, 2005, except Note 2 and Note 6 which are as of April 15, 2005 relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K/A included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

High Point, North Carolina

April 15, 2005

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