Form 10-Q
period 2005-02-27
ROWE COMPANIES
filed 2005-04-18
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 27, 2005

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

YES  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)

YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at February 27, 2005
Common stock, par value $1.00 per share	13,292,575 shares

THE ROWE COMPANIES

PART I - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	February 27, 2005	November 28, 2004
	(in thousands)
		Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,069	$5,560
Restricted cash collateralizing letters of credit	3,364	3,564
Accounts receivable, net	14,549	16,522
Inventories (Note 4)	41,355	37,781
Deferred income tax asset	1,918	1,931
Prepaid expenses and other	6,750	5,500

Total current assets	72,005	70,858

PROPERTY AND EQUIPMENT, net (Note 5)	44,883	43,846
INVESTMENT PROPERTY HELD FOR SALE (Note 10)	6,494	7,248
GOODWILL	13,182	13,182
OTHER NONCURRENT ASSETS	4,112	3,987

	$140,676	$139,121

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt	$1,867	$1,867
Accounts payable and accrued liabilities	21,367	25,366
Income taxes payable	2,343	1,064
Customer deposits	14,256	14,296

Total current liabilities	39,833	42,593

LONG-TERM DEBT	31,471	24,077
LONG-TERM DEBT ASSOCIATED WITH INVESTMENT PROPERTY HELD
FOR SALE (Note 10)	5,759	8,968
DEFERRED RENT (Note 5)	7,713	7,581
DEFERRED LIABILITIES	3,207	3,222

Total liabilities	87,983	86,441

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares; issued shares 16,723,359 and 16,674,653, respectively; outstanding shares 13,292,575 and 13,247,821, respectively	16,723	16,675
CAPITAL IN EXCESS OF PAR VALUE	23,282	23,206
RETAINED EARNINGS	34,630	34,779
ACCUMULATED OTHER COMPREHENSIVE INCOME	67	9
LESS TREASURY STOCK, 3,430,784 shares in 2005 and 3,426,832 shares in 2004	(22,009)	(21,989)

Total stockholders’ equity	52,693	52,680

	$140,676	$139,121

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 27, 2005 AND FEBRUARY 29, 2004

UNAUDITED

	Three Months Ended
	February 27, 2005	February 29, 2004
	(in thousands, except per share amounts)
		Restated

Net shipments	$65,705	$70,422
Cost of shipments	45,240	45,644

Gross profit	20,465	24,778
Selling and administrative expenses	25,322	23,858

Operating income (loss)	(4,857)	920
Interest expense	(522)	(711)
Other income, net (Note 12)	786	169

Earnings (loss) from continuing operations before taxes	(4,593)	378
Tax expense (benefit)	(1,690)	198

Net earnings (loss) from continuing operations	(2,903)	180

Discontinued operations (Note 10):
Loss on contingencies associated with operations discontinued in prior years, net of tax benefit of $65	—	(105)
Gain (loss) from discontinued real estate operations, net of tax expense (benefit) of $44 and $(2), respectively	71	(3)
Gain on disposal of Sylmar investment property, net of tax expense of $ 1,680	2,683	—

Net earnings (loss)	$(149)	$72

Net earnings (loss) from continuing operations per common share	$(0.22)	$0.01

Net earnings (loss) per common share	$(0.01)	$0.01

Weighted average common shares	13,274	13,176

Net earnings (loss) from continuing operations per common share assuming dilution	$(0.22)	$0.01

Net earnings (loss) per common share assuming dilution	$(0.01)	$0.01

Weighted average common shares and equivalents	13,274	13,476

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

FEBRUARY 27, 2005 AND FEBRUARY 29, 2004

UNAUDITED

	2005	2004
	(in thousands)
		Restated
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$67,578	$68,718
Cash paid to suppliers and employees	(77,907)	(70,572)
Income taxes received (paid), net	1,187	(114)
Interest paid	(677)	(894)
Other receipts - net	1,231	347

Net cash and cash equivalents used in operating activities	(8,588)	(2,515)

Cash flows from investing activities:
Increase in cash surrender value	(31)	(32)
Proceeds from sale of assets	5,173	—
Capital expenditures	(2,534)	(949)

Net cash provided by (used in) investing activities	2,608	(981)

Cash flows from financing activities:
Restricted cash released from collateral for letters of credit	200	—
Draws under revolving loans	7,861	5,829
Repayments under revolving loans	—	(2,990)
Payments to reduce long-term debt	(3,676)	(1,733)
Proceeds from issuance of common stock	124	47
Purchase of treasury stock	(20)	(5)

Net cash provided by financing activities	4,489	1,148

Net increase (decrease) in cash and cash equivalents	(1,491)	(2,348)
Cash at beginning of period	5,560	3,708

Cash at end of period	$4,069	$1,360

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

FEBRUARY 27, 2005 AND FEBRUARY 29, 2004

UNAUDITED

Reconciliation of Net Earnings to Net Cash Provided by

(Used in) Operating Activities

	2005	2004
	(in thousands)
		Restated
Net earnings (loss)	$(149)	$72

Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Pre-tax gain on disposition of assets	(4,353)	—
Depreciation and amortization	1,442	2,204
Provision for deferred compensation	79	71
Payments made for deferred compensation	(60)	(82)
Provision for losses on accounts receivable	60	57
Provision for deferred income taxes	(56)	14

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,913	(1,088)
Decrease (increase) in inventories	(3,574)	(718)
Decrease (increase) in prepaid expenses and other	(1,251)	(848)
Decrease (increase) in other miscellaneous assets	(47)	(231)
Increase (decrease) in accounts payable	(1,643)	612
Increase (decrease) in income taxes payable	1,279	4
Increase (decrease) in accrued expenses	(2,320)	(1,861)
Increase (decrease) in customer deposits	(40)	(616)
Increase (decrease) in deferred rent	132	(105)

Total adjustments	(8,439)	(2,587)

Net cash used in operating activities	$(8,588)	$(2,515)

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe”), its core upholstered furniture manufacturing subsidiary, and Storehouse Inc., (“Storehouse”), a multi-channel, lifestyle home furnishings business including 64 retail home furnishings stores.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 27, 2005 and the results of operations and cash flows for the three months ended February 27, 2005 and February 29, 2004. Selling and administrative expenses included $1,649,000 and $1,422,000 of retail delivery expenses for the three months ended February 27, 2005 and February 29, 2004, respectively.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended November 28, 2004. See Note 5.

Note 3 -	The results of operations for the three months ended February 27, 2005 and February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	February 27, 2005	November 28, 2004
	(in thousands)
Retail merchandise	$21,870	$21,103
Finished goods	3,514	2,376
Work-in-process	4,163	3,507
Raw materials	11,808	10,795

Total inventories	$41,355	$37,781

Note 5 -

As previously reported by the Company in its Current Report on Form 8-K filed on March 31, 2005, like many other organizations, the Company has recently completed an internal review to ensure its accounting practices are consistent with the application of lease accounting under Generally Accepted Accounting Principles (GAAP). As a result, the Company has corrected its method of accounting for certain leases. The primary changes were: an increase in net leasehold improvements of $4,846,000 at November 28, 2004, to reflect the unamortized portion of leasehold improvements for Storehouse retail locations funded by landlords; an increase in deferred rent, totaling $5,279,000 as of November 28, 2004, representing the incentives provided by the landlord, in the form of tenant improvements, net of amounts accreted into income as a reduction of rent expense; and a change in the Company’s level rent computations, totaling $1,172,000 through November 28, 2004, to include the time period during which leased retail stores

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

were under construction and not yet open for business (during which period, generally, no rental payments were required). The cumulative effect on retained earnings as of November 28, 2004, was a reduction of $1,023,000 net of taxes of $581,000.

For the three months ended February 27, 2005, and February 29, 2004, the effect of these changes resulted in additional net selling and administrative expense of $164,000 and $(42,000), respectively.

Note 6 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended
	February 27, 2005	February 29, 2004
	(in thousands)
Net earnings (loss) available to basic and diluted shares	$(149)	$72

Weighted average common shares outstanding (Basic)	13,274	13,176
Effect of dilutive stock options	—	300

Weighted average common shares and equivalents outstanding (Diluted)	13,274	13,476

As of February 27, 2005, there were 898,831 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the loss reported for the period ended February 27, 2005, an additional 775,251 options which would have been dilutive if not for the loss for the period (as the exercise prices of these options were less than the average market price of the Company’s common stock for the three months then ended), were also excluded from the computation of the effect of dilutive options shown in the table above.

As of February 29, 2004, there were 1,075,295 outstanding options whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three months then ended. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

Note 7 -

The Company’s operations are classified into two business segments, manufacturing and retail home furnishings. The manufacturing segment, consisting specifically of Rowe, manufactures upholstered furniture (sofas, loveseats, occasional chairs and sleep sofas, covered primarily in fabric) for distribution through home furnishings retailers. The retail segment, consisting specifically of Storehouse, sells home furnishings and accessories to

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe), case goods, and home accessories. The other category is comprised of additional subsidiaries reviewed by management, including parent company expenses.

	Manufacturing Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2005
Net shipments	$35,207	$34,641	$—	$(4,143)	$65,705
Operating income (loss)	(2,292)	(996)	(1,670)	101	(4,857)
Interest expense	(222)	(170)	(130)	—	(522)
Other income, net	154	(223)	855	—	786
Earnings (loss) from continuing operations before taxes	(2,360)	(1,389)	(945)	101	(4,593)

Depreciation and amortization	765	625	52	—	1,442
Capital expenditures	660	1,802	72	—	2,534
Total assets	108,620	42,222	45,411	(55,577)	140,676

2004
Net shipments	$41,462	$34,022	$—	$(5,062)	$70,422
Operating income (loss)	2,589	139	(1,822)	14	920
Interest expense	(533)	(161)	(17)	—	(711)
Other income, net	(668)	(239)	1,076	—	169
Earnings (loss) from continuing operations before taxes	1,388	(261)	(763)	14	378

Depreciation and amortization	1,484	651	69	—	2,204
Capital expenditures	378	466	105	—	949
Total assets	111,372	32,608	42,431	(55,315)	131,096

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 -	The components of comprehensive income (loss) for the three months ended February 27, 2005 and February 29, 2004, are shown below:

	Three Months Ended
	February 27, 2005	February 29, 2004
	(in thousands)
Net earnings (loss)	$(149)	$72
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	42	(230)
Payments transferred to expense	16	213

Comprehensive income (loss)	$(91)	$55

Note 9 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended
	February 27, 2005	February 29, 2004
	(in thousands, except per share amounts)
Net earnings (loss), as reported	$(149)	$72
Earnings (loss) per share, basic, as reported	$(0.01)	$0.01
Earnings (loss) per share, diluted, as reported	$(0.01)	$0.01
Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—
Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$11	$304
Pro forma net earnings (loss), including the impact of applying the fair value based method	$(160)	$(232)
Pro forma earnings (loss) per share, basic	$(0.01)	$(0.02)
Pro forma earnings (loss) per share, diluted	$(0.01)	$(0.02)

Note 10 -

During fiscal 2004, the Company’s Board of Directors approved management’s plans to sell two real estate investment properties. The first property, located in Sylmar, California, was sold in December, 2004. Net proceeds of $5.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain, net of taxes, of $2.7 million, or

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

$0.20 per share, during the quarter. The Company continues to pursue the sale of the second property located in Jessup, Maryland.

Income and expense items associated with these properties have been classified as discontinued operations, and all prior periods have been restated to conform to the current presentation. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

	Three Months Ended
	February 27, 2005	February 29, 2004
	(in thousands)
Other income, net	$271	$178
Gain on sale	4,362	—
Interest expense	(155)	(183)

Earnings (loss) before taxes	$4,478	$(5)

Earnings (loss) per share	$0.21	$(0.00)
Earnings (loss) per diluted share	$0.20	$(0.00)

As of the dates indicated, investment properties held for sale and associated long-term debt consisted of the following:

	February 27, 2005	November 28, 2004
	(in thousands)
Investment property, net of accumulated amortization	$6,494	$7,248
Mortgage loans	$5,759	$8,968

During February 2004, the Company recorded certain adjustments relating to workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with prior discontinued operations, totaling $170,000 on a pre-tax basis, or $0.01 per share. These charges have also been included in discontinued operations.

In March 2005, the Company’s Board of Directors approved management’s plan to sell a third investment real estate property located in Christiansburg, Virginia, and effective March 30, 2005 the Company entered into a definitive agreement to sell this property for a cash purchase price of $2,000,000. Consummation of the transaction is subject to the property’s being rezoned for residential development and customary closing conditions, including completion by the purchaser of a 120-day due diligence period during which the purchaser may, in its sole and absolute discretion, terminate the agreement if it is not satisfied with the results of its investigation. Closing is expected to occur in July 2005. Investment property totaling approximately $190,000, net of accumulated depreciation (and included in other non-current assets) is expected to be disposed of as part of this

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

transaction. Based on this net book value amount and the anticipated closing costs, the Company expects to realize a gain of approximately $1.1 million, net of taxes, from the sale of this property. The property is subject to liens of Company lenders. It is anticipated that such lenders will require that substantially all of the proceeds from the sale be applied against outstanding loan balances.

Note 11 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at this time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 12 -	During the three months ended February 27, 2005, the Company settled litigation with a vendor. In addition to reversing approximately $460,000 of previously accrued cost of shipments, the Company reported in other income, net approximately $680,000 before taxes, representing amounts, net of legal expenses, received from the vendor to settle the litigation.

Note 13 -	In December 2004, the FASB released Statement 123R, “Share-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, and provides expanded guidance on measuring the fair value of share-based payment transactions. Statement 123R is effective for the Company’s stock option plans beginning in fiscal 2006. While the ultimate impact of applying this guidance cannot be fully predicted at this time, the Company does not expect the impact to be significantly different from that presented in the pro-forma disclosures include in Note 9.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 64 stores from Texas through the Southeast and Mid-Atlantic markets.

The first quarter of fiscal 2005 was dedicated to resolving continuing problems resulting from the Enterprise Resource Planning (“ERP”) system implementation undertaken in 2004. An ERP system is a fully-integrated set of programs and data bases. In our case, the suite of application programs includes order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. Operating results at Rowe reflect the challenge implementing this system has been, as net shipments, gross profit and gross margin all decreased substantially due primarily to disruptions in order processing, scheduling and production. At the same time, these issues have impacted Storehouse’s operating results as well, as customer-ordered product was not produced and delivered as anticipated, impacting Storehouse’s ability to continue to grow retail shipments and gross profit.

Storehouse also embarked on its aggressive store opening plan for 2005, with four store openings during the quarter and two store relocations. Storehouse expects to open five more stores during the remainder of the year and have one additional relocation. New stores increase selling and administrative expenses and these costs are expected to increase in future periods as these additional openings occur.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Three Months Ended February 27, 2005 Versus Three Months Ended February 29, 2004

	2005	2004	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$35,207	$41,462	$(6,255)	(15.1)
Sales to retail segment	(4,143)	(5,062)	919	(18.2)

Manufacturing, net of eliminations	31,064	36,400	(5,336)	(14.7)
Retail	34,641	34,022	619	1.8

Consolidated net shipments	$65,705	$70,422	$(4,717)	(6.7)

Gross profit:
Manufacturing	$3,335	$7,936	$(4,601)	(58.0)
Retail	17,130	16,842	288	1.7

Consolidated gross profit	$20,465	$24,778	$(4,313)	(17.4)

Gross margin:
Manufacturing	10.7%	21.8%
Retail	49.5%	49.5%
Consolidated gross margin	31.1%	35.2%
Selling and administrative expenses:
Manufacturing	$5,526	$5,333	$193	3.6
Retail	18,126	16,703	1,423	8.5
Other	1,670	1,822	(152)	(8.3)

Consolidated selling and administrative expenses	$25,322	$23,858	$1,464	6.1

Operating income (loss):
Manufacturing	$(2,191)	$2,603	$(4,794)	(184.2)
Retail	(996)	139	(1,135)	(816.5)
Other	(1,670)	(1,822)	152	(8.3)

Consolidated operating income (loss)	$(4,857)	$920	$(5,777)	(627.9)

Net shipments:

Net shipments declined 6.7% in 2005 from 2004, primarily from reduced shipments at Rowe. Storehouse’s shipments increased slightly from prior year levels. Shipments from Rowe to Storehouse declined substantially compared to last year, again largely as a result of ERP-related issues.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment net shipments decreased in the first quarter of 2005 compared to 2004, primarily as a result of disruptions in production, scheduling, and manufacturing productivity following the ERP go-live during the fourth quarter of 2004. Incoming orders declined approximately 7% on a dollar basis compared to last year.

Retail segment net shipments increased slightly in 2005 over 2004. The accessories and textiles categories continued to show growth and were the largest percentage growth categories, and the first and fourth largest dollar growth categories. Upholstery was the category with the largest dollar decrease, although the percentage decline was relatively small. The remaining categories were a mixture of ups and downs at relatively small dollar levels. A key factor driving the low growth in overall shipments is the impact of the decline in shipments of Rowe. Rowe historically represents approximately 30% of Storehouse’s total shipments and delays in filling orders at Rowe can impact Storehouse’s ability to deliver non-Rowe product, as Storehouse normally makes one complete delivery per customer. Overall, same store sales increased 0.4% over 2004. The Company opened four new retail stores during the first three months of 2005, while one store closed and reopened in a new location nearby during the quarter. Two additional stores are slated to open during the second quarter of fiscal 2005, with three more currently slated to open during the second half of the year and one relocation.

Gross profit:

Gross profit declined in the first three months of 2005 compared to 2004 due to lower shipments at Rowe and the costs of production inefficiencies in the manufacturing segment, as well as some increases in certain costs. Gross margin, or gross profit as a percentage of net shipments, declined from 35.2% in 2004 to 31.1% in 2005, due to the decline in gross profit in the manufacturing segment.

Manufacturing segment gross profit and gross margin declined substantially in 2005 from 2004 levels. Disruptions in production, scheduling, and manufacturing productivity caused by ERP-implementation issues have been the primary causes. Direct labor costs increased more than $800,000 due to downtime caused by inefficient scheduling and the lack of internally manufactured frame parts at critical times. Overhead costs increased over last year (especially after factoring in certain costs included in the 2004 first quarter that were not repeated in 2005, such as the accelerated depreciation on software incurred last year of $847,000), as a result of overtime costs (compensating for low rates of production), increases in customer service costs and certain other categories of indirect labor, and somewhat to insurance costs. Transportation costs also increased, combined with lower transportation revenue on lower shipments, as trucks were shipped with less than optimal loads particularly, but not exclusively, during the pre-Christmas timeframe.

While the Company has made some progress since the start of the fiscal year in many of the areas impacting the efficient scheduling and production processes, negative impacts are expected to continue into the second quarter of fiscal 2005 and possibly longer.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail gross profit increased slightly, while retail gross margin was unchanged from the prior year period.

Selling and administrative expenses:

Selling and administrative expenses increased by 6.1% overall in 2005. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 4.6% over 2004.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at eight new stores opened since February 2004 (four in fiscal 2004, four in the first quarter of 2005) of approximately $1.2 million. Storehouse has also added costs to support direct marketing since the first quarter of fiscal 2004 and in mid 2004 added a cross-dock warehouse facility to support new store openings in New Jersey and Pennsylvania. Offsetting these increases, in part, has been favorable healthcare costs during the first quarter of 2005. Storehouse anticipates opening a total of ten new stores in fiscal 2005. As these additional stores open, retail selling and administrative expenses are expected to increase.

Manufacturing segment selling and administrative expenses increased 3.6% in 2005 over 2004. Major components of the increase are salaries for staff that had been working on the ERP programming effort early in 2004 (their salaries were capitalized as part of the project costs during that time) and salespersons draws in excess of commissions earned, largely due to ERP-related shortfalls in shipments.

The decline in other selling and administrative expenses largely represents the absence of bonus accruals in first quarter 2005. The 2004 first quarter accruals were reversed later in 2004.

Operating earnings:

Operating earnings declined by $5.8 million to a loss of $4.9 million in 2005 as a result of lower shipments at Rowe, manufacturing segment operating inefficiencies, and increased retail segment selling and administrative expenses primarily resulting from new stores and related costs, as discussed above.

Interest expense:

Interest expense decreased by $189,000 from 2004 to 2005 largely due to the maturity in late 2004 of the swap agreement entered into in 2000 in conjunction with the original lease agreement for the Elliston manufacturing facility. Interest on increased borrowings under the revolver loan in early 2005 partially offset the savings from the swap. Interest expense will increase in future quarters of 2005 as the spread over base rates on the Company’s outstanding debt increased by 100 basis points effective with the beginning of the second quarter as a result of the Company’s poor operating performance during the last four fiscal quarters.

Other income, net, increased $617,000 in 2005 over 2004, primarily due to a gain recognized on the settlement of litigation in the first quarter of 2005. The Company collected $725,000, less certain expenses, as a result of the settlement.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Earnings from continuing operations before taxes declined from earnings of $378,000 in 2004 to a loss of $(4,593,000) in 2005, reflecting the factors discussed above.

The effective tax rate in 2004 was higher than typical as the effect of non-deductible items, such as for certain travel expenses, are more significant at lower levels of income.

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

Liquidity and Source of Capital:

Cash from Operations

Net cash used in operating activities was $(8,588,000) and $(2,515,000) in 2005 and 2004, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2005 and 2004 included a decrease in accounts receivable in 2005 as post-implementation issues with the ERP and manufacturing process changes reduced shipments to customers; an increase in inventories to improve in-stock fabric position in manufacturing, higher manufacturing work-in-process inventory and for new stores; a decrease in accounts payable at Storehouse, largely due to timing of payments; and the receipt in early 2005 of a refund of 2004’s estimated tax payments in excess of taxes due, as well as the funds received on the litigation settlement in early 2005. Included in 2005’s other receipts-net was $165,000 of rent incentives from landlords. No rent incentives were received during the prior year period.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $2,608,000 and $(981,000) in 2005 and 2004, respectively, primarily reflecting proceeds from the sale of the Sylmar investment real estate property in 2005. Capital expenditures in 2005 largely related to new stores at Storehouse, while 2004 capital expenditures were a combination of investments in new stores and the ERP system.

For the remainder of 2005, capital spending will slow from the pace reflected in this quarterly period, in accordance with the Company’s modified loan covenants, which limit capital expenditures to $2,600,000 during the first quarter of 2005, $3,500,000 (in the aggregate) during the first two quarters of 2005, $4,500,000 (in the aggregate) during the first three quarters of 2005 and $5,600,000 (in the aggregate) for all of 2005.

Cash from Financing Activities

Net cash provided by financing activities was $4,489,000 and $1,148,000 in 2005 and 2004, respectively. In 2005, the Company incurred significant draws upon its revolving bank loan to fund

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

operating losses, capital expenditures, and inventory purchases, while the repayments of long-term debt in 2005 include both scheduled payments and the pay-off of the mortgage loan securing the Sylmar investment property with proceeds from the sale of the property. In 2004, draws, net of repayments on the revolving loan, reflected more normal business activities, while the payments on long-term debt included a payment in conjunction with the extension of the lease for the Elliston facility in December 2003, in addition to scheduled debt payments.

As of February 27, 2005, the Company had $3.7 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements for the remainder of fiscal year 2005 including capital expenditures and working capital. The Company may consider raising additional debt or equity capital in fiscal 2005 or 2006 to fund further expansion of its Storehouse subsidiary in fiscal 2006 and other general corporate purposes. Cash flow from operations is highly dependent on order rates and the Company’s operating performance, and for the immediate future, improvements in the ratio of cash received from customers to cash paid to suppliers and employees as post-ERP implementation issues continue to be addressed.

Forward-Looking Statements:

When used in this quarterly report and in filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; the price at which an investment property is sold, cash and non-cash charges incurred in connection therewith, and the timing of any such sale, pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Additional risks include:

•	The furniture industry is highly competitive at both the manufacturing and the retail levels; loss of market share could adversely impact sales, earnings and cash flow.

Our manufacturing and retailing subsidiaries face significant competition from numerous competitors, many of which are larger and better capitalized. Our subsidiaries may be at a competitive disadvantage as a result. If our subsidiaries lose market share to competitors, our financial performance could be adversely affected.

•	We have had difficulties, and continue to experience difficulties, with the implementation of our Enterprise Resource Planning (“ERP”) software.

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

Our production management personnel, assisted by experts provided by the software vendor, have been intensely focused on identifying the specific problems and solutions to them. While progress has been made, problems continue to persist and there can be no assurance as to when operations and profitability will improve significantly.

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

•	Our retail operations are opening stores at a higher rate than in recent years.

Storehouse anticipates opening ten new stores during fiscal 2005. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

During fiscal 2004, nearly 40% of the Company’s purchases of retail merchandise originated overseas, and the Company also purchased some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases were denominated in U.S dollars. As exchange rates between the U.S. dollar and certain other currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:

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

The terms of our credit facility contain various financial covenants. If we do not adhere to these covenants and our lenders do not agree to amend such covenants or waive such a default, they will have the right to accelerate the maturity of the debt which could have a material adverse affect on our results of operations and liquidity.

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

In certain merchandise categories, there has been a rapid expansion of imported home furnishings at lower manufacturing costs, resulting in lower retail selling prices. This trend has reached the upholstery segment of the home furnishings market, resulting in our manufacturing operations facing low-cost foreign competition. This in turn could require us to reduce our selling prices or could diminish demand for our products.

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

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances of the above loans as of February 27, 2005, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $60,000.

The Company currently manages its interest rate risk under the capital lease for its Elliston, Virginia manufacturing facility through an interest rate swap entered into with a third party in December 2003 for a notional principal amount of $9 million, declining by $50,000 per month, through November 2008. While 30 day LIBOR is below 3.65%, the Company pays the counterparty the difference in interest between 3.65% and actual LIBOR. If and when 30 day LIBOR exceeds 3.65%, then the counterparty will pay the Company the difference.

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of retail inventory, and some of its raw materials, from foreign sources. See “Forward-Looking Statements” above.

Item 4.	Controls and Procedures.

During the first quarter of fiscal 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

However, in response to views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) in a letter to the American Institute of Certified Public Accountants dated February 7, 2005, the Company’s management commenced a review of its method of accounting for leases. As a result of this review, on March 21, 2005, the Company’s management advised the Audit Committee of the Company’s Board of Directors that it had made a determination, similar to recent determinations made by many other companies, that its then-current method of accounting for leasehold improvements funded by landlord incentives and practice of recognizing straight-line rent expense beginning on the earlier of the store opening date or rent commencement date (thereby excluding the construction period following the commencement of the

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

lease term from the calculation of the period over which rent is recognized and expensed) were not consistent with the recently expressed views of the SEC staff.

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

The Company also carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that, due to the Company’s prior lease accounting practices, the Company’s disclosure controls and procedures were not effective, as of the end of the period covered by this Report (February 27, 2005), in ensuring that material information relating to The Rowe Companies, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, and correcting its methods of accounting for leasehold improvement allowances and construction periods for leased stores.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended February 27, 2005.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
11/29/04 through 1/2/05	204	$5.07	—	—
1/3/05 through 1/30/05	3,451	5.16	—	—
1/31/05 through 2/27/05	297	4.42	—	—

Total	3,952	$5.10	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of February 27, 2005, there were 135,728 shares in the Company’s ESOP/PAYSOP.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

On April 15, 2005, the Company entered into letter agreements modifying and clarifying the loan and security agreement with Fleet Capital Corporation and the CIT Group/Commercial Services, Inc. governing the Company’s working capital revolving credit facility and term loan, and the agreement with SunTrust Bank and Atlantic Financial Group, Ltd. governing the capital lease of the Company’s Elliston, Virginia manufacturing facility. The letter agreements, which were necessitated by the Company’s recent changes in lease accounting practices and restatements of prior period financial statements (see Note 5 to the Unaudited Consolidated Financial Statements contained in this report), amended certain of the Company’s financial covenants under these agreements by: (i) reducing the required consolidated fixed charge coverage ratio for the 12 months ended November 28, 2004; and (ii) increasing the limits on capital expenditures during fiscal 2002, 2003 and 2005.

Copies of the letter agreements are filed as Exhibits 10.3 and 10.4 to this report.

Item 6.	Exhibits.

The following exhibits are furnished as part of this report.

Exhibit	Description

10.1	Current Named Executive Officer Salary and Bonus Arrangements

10.2	Current Director Compensation Arrangements

10.3	Letter Agreement dated as of April 15, 2005 amending the Loan and Security Agreement among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., Fleet Capital Corporation and the CIT Group/Commercial Services, Inc.

10.4	Letter Agreement dated as of April 15, 2005 among Rowe Furniture, Inc., The Rowe Companies, Storehouse, Inc., Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Atlantic Financial Group, LTD, and Sun Trust Bank

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROWE COMPANIES

Registrant

Date: April 15, 2005	/s/ Gene S. Morphis
Gene S. Morphis
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Current Named Executive Officer Salary and Bonus Arrangements

10.2	Current Director Compensation Arrangements

10.3	Letter Agreement dated as of April 15, 2005 amending the Loan and Security Agreement among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., Fleet Capital Corporation and the CIT Group/Commercial Services, Inc.

10.4	Letter agreement dated as of April 15, 2005 among The Rowe Companies, Atlantic Financial Group, LTD, and Sun Trust Bank.

31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002