Form 10-Q
period 2005-05-29
ROWE COMPANIES
filed 2005-07-13
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at May 29, 2005
Common stock, par value $1.00 per share	13,291,535 shares

THE ROWE COMPANIES

PART 1 - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	May 29, 2005	November 28, 2004
	(in thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,389	$5,560
Restricted cash collateralizing letters of credit	3,024	3,564
Accounts receivable, net	20,602	16,522
Inventories (Note 4)	46,662	37,781
Deferred income tax asset	1,911	1,931
Prepaid expenses and other	4,161	5,500

Total current assets	80,749	70,858

PROPERTY AND EQUIPMENT, net (Note 5)	45,206	43,846

INVESTMENT PROPERTY HELD FOR SALE (Note 10)	6,744	7,248
GOODWILL	13,182	13,182
OTHER NONCURRENT ASSETS	3,709	3,987

	$149,590	$139,121

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt	$1,867	$1,867
Accounts payable and accrued liabilities	25,655	25,366
Income taxes payable	850	1,064
Customer deposits	17,459	14,296

Total current liabilities	45,831	42,593

LONG-TERM DEBT	36,417	24,077
LONG-TERM DEBT ASSOCIATED WITH INVESTMENT PROPERTY HELD FOR SALE (Note 10)	5,735	8,968
DEFERRED RENT (Note 5)	8,285	7,581
DEFERRED LIABILITIES	3,201	3,222

Total liabilities	99,469	86,441

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares; issued shares 16,723,859 and 16,674,653, respectively; outstanding shares 13,291,535 and 13,247,821 respectively	16,724	16,675
CAPITAL IN EXCESS OF PAR VALUE	23,282	23,206
RETAINED EARNINGS	32,089	34,779
ACCUMULATED OTHER COMPREHENSIVE INCOME	41	9
Less treasury stock, 3,432,324 shares in 2005 and 3,426,832 shares in 2004	(22,015)	(21,989)

Total stockholders’ equity	50,121	52,680

	$149,590	$139,121

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 29, 2005 AND MAY 30, 2004

UNAUDITED

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands, except per share amounts)
		Restated		Restated
Net shipments	$79,915	$75,561	$145,426	$145,983
Cost of shipments	55,732	48,507	100,972	94,151

Gross profit	24,183	27,054	44,454	51,832
Selling and administrative expenses	27,600	25,447	52,728	49,305

Operating income (loss)	(3,417)	1,607	(8,274)	2,527
Interest expense	(707)	(752)	(1,229)	(1,463)
Other income, net (Note 12)	79	215	868	390

Earnings (loss) from continuing operations before taxes	(4,045)	1,070	(8,635)	1,454
Tax expense (benefit)	(1,493)	347	(3,181)	548

Net earnings (loss) from continuing operations	(2,552)	723	(5,454)	906

Discontinued operations (Note 10):
Loss on contingencies associated with operations discontinued in prior years, net of tax benefit of $65	—	—	—	(105)
Earnings (loss) from discontinued real estate operations, net of tax expense of $7, $4, $51 and $0, respectively	11	6	81	(1)
Gain on disposal of Sylmar investment property, net of tax expense of $1,680	—	—	2,683	—

Net earnings (loss)	$(2,541)	$729	$(2,690)	$800

Net earnings (loss) from continuing operations per common share	$(0.19)	$0.05	$(0.41)	$0.07

Net earnings (loss) per common share	$(0.19)	$0.06	$(0.20)	$0.06

Weighted average common shares	13,293	13,188	13,283	13,182

Net earnings (loss) from continuing operations per common share assuming dilution	$(0.19)	$0.05	$(0.41)	$0.07

Net earnings (loss) per common share assuming dilution	$(0.19)	$0.05	$(0.20)	$0.06

Weighted average common shares and equivalents	13,293	13,527	13,283	13,501

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

MAY 29, 2005 AND MAY 30, 2004

UNAUDITED

	2005	2004
	(in thousands)
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$144,782	$146,074
Cash paid to suppliers and employees	(158,108)	(141,121)
Income taxes received (paid), net	1,179	(596)
Interest paid	(1,503)	(1,829)
Incentive payments received from landlords	844	—
Other receipts - net	1,283	754

Net cash and cash equivalents provided by (used in) operating activities	(11,523)	3,282

Cash flows from investing activities:
Payments received on notes receivable	—	75
Increase in cash surrender value	(66)	(70)
Proceeds from sale of assets	5,173	—
Capital expenditures	(4,501)	(1,979)

Net cash provided by (used in) investing activities	606	(1,974)

Cash flows from financing activities:
Restricted cash released from (deposited to) collateral for letters of credit	540	(540)
Draws under revolving loans	13,274	6,310
Repayments under revolving loans	—	(4,514)
Payments to reduce long-term debt	(4,167)	(2,233)
Proceeds from issuance of common stock	125	59
Purchase of treasury stock	(26)	(10)

Net cash provided by (used in) financing activities	9,746	(928)

Net increase (decrease) in cash and cash equivalents	(1,171)	380

Cash at beginning of period	5,560	3,708

Cash at end of period	$4,389	$4,088

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

MAY 29, 2005 AND MAY 30, 2004

UNAUDITED

	2005	2004
	(in thousands)
Net earnings (loss)	$(2,690)	$800

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Pre-tax gain on disposition of assets	(4,354)	—
Depreciation and amortization	3,049	4,053
Provision for deferred compensation	80	138
Payments made for deferred compensation	(122)	(163)
Provision for losses on accounts receivable	(273)	120
Provision for deferred taxes	(57)	21

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(3,807)	(209)
Decrease (increase) in inventories	(8,881)	(1,694)
Decrease (increase) in prepaid expenses and other	1,339	448
Decrease (increase) in other miscellaneous assets	118	(292)
Increase (decrease) in accounts payable	876	240
Increase (decrease) in income taxes payable	(214)	(134)
Increase (decrease) in accrued expenses	(454)	(82)
Increase (decrease) in customer deposits	3,163	300
Increase (decrease) in deferred rent	704	(264)

Total adjustments	(8,833)	2,482

Net cash provided by (used in) operating activities	$(11,523)	$3,282

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe”), its core upholstered furniture manufacturing subsidiary, and Storehouse Inc., (“Storehouse”), a multi-channel, lifestyle home furnishings business including 65 retail home furnishings stores.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 29, 2005 and the results of operations and cash flows for the three and six month periods ended May 29, 2005 and May 30, 2004. Selling and administrative expenses included $1,677,000 and $1,397,000 of retail delivery expenses for the three months ended May 29, 2005 and May 30, 2004, respectively, and $3,326,000 and $2,819,000 for the six months ended May 29, 2005 and May 30, 2004, respectively.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended November 28, 2004. See Note 5.

Note 3 -	The results of operations for the six months ended May 29, 2005 and May 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	May 29, 2005	November 28, 2004
	(in thousands)
Retail merchandise	$25,299	$21,103
Finished goods	2,955	2,376
Work-in-process	4,346	3,507
Raw materials	14,062	10,795

Total inventories	$46,662	$37,781

Note 5 -	As previously reported, like many other organizations, the Company recently completed an internal review in the first quarter of fiscal 2005 to ensure its accounting practices are consistent with the application of lease accounting under Generally Accepted Accounting Principles (GAAP). As a result, the Company corrected its method of accounting for certain leases and restated its consolidated balance sheet as of November 28, 2004 in its 2004 Form 10-K/A.

THE	ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Following is a summary of the effects of the lease accounting corrections on the Company’s consolidated statements of operations for the three and six months ended May 30, 2004 (in thousands, except per share data):

Consolidated Statements of Operations and Comprehensive Income

Three months ended May 30, 2004	As Previously Reported	Lease Adjustments	As Restated
Selling and administrative expenses	$25,466	$(19)	$25,447
Operating income	1,588	19	1,607
Earnings from continuing operations before taxes	1,051	19	1,070
Tax expense	341	6	347
Net earnings from continuing operations	710	13	723
Net earnings	716	13	729
Comprehensive income	1,068	13	1,081
Net earnings from continuing operations per common share	$0.05	$—	$0.05
Net earnings per common share	$0.05	$0.01	$0.06
Net earnings from continuing operations per common share assuming dilution	$0.05	$—	$0.05
Net earnings per common share assuming dilution	$0.05	$—	$0.05

Six months ended May 30, 2004
Selling and administrative expenses	$49,367	$(62)	$49,305
Operating income	2,465	62	2,527
Earnings from continuing operations before taxes	1,392	62	1,454
Tax expense	527	21	548
Net earnings from continuing operations	865	41	906
Net earnings	759	41	800
Comprehensive income	1,128	41	1,169
Net earnings from continuing operations per common share	$0.07	$—	$0.07
Net earnings per common share	$0.06	$—	$0.06
Net earnings from continuing operations per common share assuming dilution	$0.06	$0.01	$0.07
Net earnings per common share assuming dilution	$0.06	$—	$0.06

There was no net impact from the lease accounting corrections on the Company’s consolidated statement of cash flows for the six months ended May 30, 2004.

Note 6 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands)
Net earnings (loss) available to basic and diluted shares	$(2,541)	$729	$(2,690)	$800

Weighted average common shares outstanding (Basic)	13,293	13,188	13,283	13,182

Effect of dilutive stock options	—	339	—	319

Weighted average common shares and equivalents outstanding (Diluted)	13,293	13,527	13,283	13,501

As of May 29, 2005, there were 990,375 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the losses reported for the three and six month periods ended May 29, 2005, an additional 942,295 options which would have been dilutive if not for the losses for the periods (as the exercise prices of these options were less than the average market price of the Company’s common stock for the three and six months then ended) were also excluded from the computation of the effect of dilutive options shown in the table above.

As of May 30, 2004, there were 940,356 outstanding options whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three months then ended. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

Note 7 -	The Company’s operations are classified into two business segments, manufacturing and retail home furnishings. The manufacturing segment, consisting specifically of Rowe, manufactures upholstered furniture (sofas, loveseats, occasional chairs and sleep sofas, covered primarily in fabric) for distribution through home furnishings retailers. The retail segment, consisting specifically of Storehouse, sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe), case goods, and home accessories. The other category is comprised of additional subsidiaries reviewed by management, including parent company expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Manufacturing Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2005
Net shipments	$83,136	$72,079	$—	$(9,789)	$145,426
Operating income (loss)	(3,094)	(1,658)	(3,357)	(165)	(8,274)
Interest expense	(479)	(355)	(395)	—	(1,229)
Other income, net	(644)	(479)	1,991	—	868
Earnings (loss) from continuing operations before taxes	(4,217)	(2,492)	(1,761)	(165)	(8,635)

Depreciation and amortization	1,621	1,328	100	—	3,049
Capital expenditures	1,129	3,240	132	—	4,501
Total assets	110,748	45,368	46,173	(52,699)	149,590

2004
Net shipments	$87,369	$68,756	$—	$(10,142)	$145,983
Operating income (loss)	5,668	318	(3,489)	30	2,527
Interest expense	(1,062)	(324)	(77)	—	(1,463)
Other income, net	(1,391)	(490)	2,271	—	390
Earnings (loss) from continuing operations before taxes	3,215	(497)	(1,294)	30	1,454

Depreciation and amortization	2,518	1,326	209	—	4,053
Capital expenditures	1,101	746	132	—	1,979
Total assets	113,995	34,516	43,589	(58,967)	133,133

Note 8 -	The components of comprehensive income for the three months and six months ended May 29, 2005 and May 30, 2004, are shown below:

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands)
Net earnings (loss)	$(2,541)	$729	$(2,690)	$800

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	(36)	128	5	(68)
Payments transferred to expense	10	224	27	437

Comprehensive income (loss)	$(2,567)	$1,081	$(2,658)	$1,169

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 9 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands, except per share amounts)
Net earnings (loss), as reported	$(2,541)	$729	$(2,690)	$800
Earnings (loss) per share, basic, as reported	$(0.19)	$0.06	$(0.20)	$0.06
Earnings (loss) per share, diluted, as reported	$(0.19)	$0.05	$(0.20)	$0.06

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$500	$13	$511	$317

Pro forma net earnings (loss), including the impact of applying the fair value based method	$(3,041)	$716	$(3,201)	$483
Pro forma earnings (loss) per share, basic	$(0.23)	$0.05	$(0.24)	$0.04
Pro forma earnings (loss) per share, diluted	$(0.23)	$0.05	$(0.24)	$0.04

Note 10 -	During fiscal 2004, the Company’s Board of Directors approved management’s plans to sell two investment real estate properties. The first property, located in Sylmar, California, was sold in December, 2004. Net proceeds of $5.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain, net of taxes, of $2.7 million, or $0.20 per share, during the quarter ended February 27, 2005. As previously reported, in April 2005, the Company entered into a definitive agreement to sell the second property, located in Jessup, Maryland, for a cash purchase price of $8,350,000, subject to adjustment. The purchaser will be assuming the Company’s outstanding mortgage debt secured by the Jessup Property (the “Mortgage”) and will receive a credit against the purchase price in an amount equal to the outstanding principal balance of the Mortgage as of the closing date, plus accrued and unpaid interest, late fees and any other fees and charges then due and owing the lender, less a one percent assumption fee payable to the lender by the Purchaser. As of May 29, 2005, the outstanding principal balance on the Mortgage was $5,735,000. On June 10, 2005, an amendment to the sale agreement was executed to reduce the purchase price to $8,097,625. The sale of the Jessup property is expected to close in July 2005. The Company expects to realize a gain of approximately $800,000, net of taxes, from the sale of this property.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As also previously reported, in March 2005, the Company’s Board of Directors approved management’s plan to sell a third investment real estate property, located in Christiansburg, Virginia, and effective March 30, 2005 the Company entered into a definitive agreement to sell this property for a cash purchase price of $2,000,000. Consummation of the transaction is subject to customary closing conditions, including completion by the purchaser of a 120-day due diligence period during which the purchaser may, in its sole and absolute discretion, terminate the agreement if it is not satisfied with the results of its investigation. Closing is expected to occur in July 2005. The Christiansburg property is subject to liens of Company lenders. It is anticipated that such lenders will require that substantially all of the proceeds from the sale be applied against outstanding loan balances. The Company expects to realize a gain of approximately $1.1 million, net of taxes, from the sale of this property.

Income and expense items associated with these properties have been classified as discontinued operations, and all prior periods have been restated to conform to the current presentation. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

	Three Months Ended		Six Months Ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
	(in thousands)
Other income, net	$136	$193	$407	$365
Gain on sale	—	—	4,362	—
Interest expense	(119)	(183)	(274)	(366)

Earnings (loss) before taxes	$17	$10	$4,495	$(1)

Earnings (loss) per share	$0.00	$0.00	$0.21	$(0.00)
Earnings (loss) per diluted share	$0.00	$0.00	$0.20	$(0.00)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

As of the dates indicated, investment properties held for sale and associated long-term debt consisted of the following:

	May 29, 2005	November 28, 2004
	(in thousands)
Investment property, net of accumulated amortization	$6,744	$7,248
Mortgage loans	$5,735	$8,968

During February 2004, the Company recorded certain adjustments relating to workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with prior discontinued operations, totaling
$170,000 on a pre-tax basis, or $0.01 per share. These charges have also been included in discontinued operations.

Note 11 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at this time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 12 -	During the three months ended February 27, 2005, the Company settled litigation with a vendor. In addition to reversing approximately $460,000 of costs previously included in costs of shipments, the Company reported in other income, net approximately $680,000 before taxes, representing amounts, net of legal expenses, received from the vendor to settle the litigation.

Note 13 -	In December 2004, the FASB released Statement 123R, “Share-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, and provides expanded guidance on measuring the fair value of share-based payment transactions. Statement 123R is effective for the Company’s stock option plans beginning in fiscal 2006, in accordance with rules issued by the SEC.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 65 stores from Texas through the Southeast and Mid-Atlantic markets.

The first half of fiscal 2005 has been dedicated to resolving problems resulting from the Enterprise Resource Planning (“ERP”) implementation and related manufacturing process changes undertaken in 2004. An ERP system is a fully-integrated set of programs and data bases. In our case, the suite of application programs includes order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. Operating results at Rowe reflect the challenge this has been. Storehouse also embarked on its aggressive store opening plan for 2005, with five store openings to date and six more in process and expected to open by the end of the year. New stores increase selling and administrative expenses and these costs are expected to increase in future periods as these additional openings occur.

In Rowe, following the implementation of our ERP system and related manufacturing process changes in the fall of 2004, manufacturing backlog built rapidly. During this time, order processing errors occurred as a result of lack of experience and understanding of the new software on the part of our customer service staff, and errors in converting data from the preceding software application to the current technology. These included errors in pricing, ship – to addresses, quantities ordered and, occasionally, the entry of duplicate orders. Backlog peaked at a level in excess of two months of production in the second quarter of 2005.

Additional resources have been assigned to resolve outstanding order processing issues. Further, daily and weekly production levels have increased, which has enabled us to reduce our backlog. At the end of the second quarter, backlog had been reduced to about the same level as at the start of the quarter, and has been further reduced since the end of the quarter. Management foresees further reduction in the backlog in the third quarter. A reduced backlog and use of more structured production planning techniques are expected to result in gradually improving manufacturing gross profit levels during the balance of the year.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Six Months Ended May 29, 2005 Versus Six Months Ended May 30, 2004

	May 29, 2005	May 30, 2004	$ Variance	% Variance
		(in thousands)
Net shipments:
Manufacturing, total	$83,136	$87,369	$(4,233)	(4.8)
Sales to retail segment	(9,789)	(10,142)	353	(3.5)

Manufacturing, net of eliminations	73,347	77,227	(3,880)	(5.0)
Retail	72,079	68,756	3,323	4.8

Consolidated net shipments	$145,426	$145,983	$(557)	(0.4)

Gross profit:
Manufacturing	$8,281	$17,135	$(8,854)	(51.7)
Retail	36,173	34,697	1,476	4.3

Consolidated gross profit	$44,454	$51,832	$(7,378)	(14.2)

Gross margin:
Manufacturing	11.3%	22.2%
Retail	50.2%	50.5%
Consolidated gross margin	30.6%	35.5%

Selling and administrative expenses:
Manufacturing	$11,540	$11,437	$103	0.9
Retail	37,831	34,379	3,452	10.0
Other	3,357	3,489	(132)	(3.8)

Consolidated selling and administrative expenses	$52,728	$49,305	$3,423	6.9

Operating income (loss):
Manufacturing	$(3,259)	$5,698	$(8,957)	(157.2)
Retail	(1,658)	318	(1,976)	(621.4)
Other	(3,357)	(3,489)	132	(3.8)

Consolidated operating income (loss)	$(8,274)	$2,527	$(10,801)	(427.4)

Net shipments:

Net shipments declined 0.4% in 2005 from 2004, from reduced shipments at Rowe. Storehouse’s shipments increased from prior year levels. Shipments from Rowe to Storehouse declined compared to last year.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment net shipments decreased in the first half of 2005 compared to 2004, primarily as a result of disruptions in order processing, scheduling, and production following the ERP implementation during the fourth quarter of 2004. Rowe also recorded additional costs relating to returns and allowances. Incoming orders declined approximately 3% on a dollar basis compared to last year.

Retail segment net shipments increased in 2005 over 2004. The accessories and textiles categories continued to show growth and were the largest percentage growth categories, and the first and fourth largest dollar growth categories. Upholstery was the category with the largest dollar decrease, although the percentage decline was relatively small. Overall, same store sales increased 1.1% over 2004. The Company opened five new retail stores during the first half of 2005, while three stores were relocated and one closed during the same time period. Six additional stores are slated to open during the second half of fiscal 2005, mostly in the September/October time period.

Gross profit:

Gross profit declined in the first half of 2005 compared to 2004 due to lower shipments at Rowe and the costs of production inefficiencies in the manufacturing segment, as well as increases in certain costs. Gross margin, or gross profit as a percentage of net shipments, declined from 35.5% in 2004 to 30.6% in 2005, due to the decline in gross profit in the manufacturing segment.

Manufacturing segment gross profit and gross margin declined substantially in 2005 from 2004 levels caused by disruptions in production, scheduling and manufacturing productivity resulting from ERP implementation and manufacturing process change issues. Direct labor costs increased approximately $1.6 million due to downtime caused by inefficient scheduling and the periodic shortage of internally manufactured frame parts. Overhead costs increased over last year as a result of overtime costs, due to low rates of production, increases in customer service costs and certain other categories of indirect labor. Certain costs included in the 2004 first half were not repeated in 2005, such as the accelerated depreciation on scheduling software incurred last year of $1.2 million. There was lower transportation revenue on lower shipments, and transportation costs also increased as trucks were shipped with less than optimal loads.

While the Company has made progress since the start of the fiscal year in some of the areas impacting the efficient scheduling and production processes, including increased weekly unit production, negative impacts are expected to continue into at least the third quarter of fiscal 2005 and possibly longer.

Retail gross profit increased reflecting the increase in shipments, while retail gross margin decreased slightly from the prior year period, largely due to sales of clearance items at stores that were closing for relocation at points during the period.

Selling and administrative expenses:

Selling and administrative expenses increased by 6.9% overall in 2005. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 2.5% over 2004.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at nine new stores opened since May 2004 (four in fiscal 2004, five in the first half of 2005).

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Storehouse also added costs to support direct marketing since the first quarter of fiscal 2004 and in mid 2004 added a cross-dock warehouse facility to support new store openings in New Jersey and Pennsylvania. Offsetting these increases, in part, has been favorable healthcare costs. Storehouse anticipates opening a total of eleven new stores in fiscal 2005. As these additional stores open, retail selling and administrative expenses are expected to increase.

Manufacturing segment selling and administrative expenses increased 0.9% in 2005 over 2004. Increases principally related to salaries for staff that had been working on the ERP programming effort early in 2004 (their salaries were capitalized as part of the project costs during that time). During 2005, Rowe reduced the allowance for bad debts by $400,000 (included in selling and administrative expenses), while increasing service costs $491,000 (included in cost of goods sold) and recording approximately $294,000 (in deductions from net shipments) to cover price adjustments relating to order entry issues and other sales-related costs. The reduction in bad debt reserves offset the impact of administrative salary increases described above.

The decline in other selling and administrative expenses largely represents the absence of a provision for management bonuses in 2005. The 2004 first half management bonus accruals were reversed later in 2004.

Operating earnings:

Operating earnings declined by $10.8 million to a loss of $8.3 million in 2005 as a result of lower shipments at Rowe; manufacturing segment operating inefficiencies, service costs, returns and other manufacturing-related costs; and retail segment selling and administrative expenses primarily resulting from new stores and related costs, as discussed above.

Interest expense:

Interest expense decreased by $234,000 from 2004 to 2005 largely due to the maturity in late 2004 of the interest rate swap agreement entered into in 2000 in conjunction with the original lease agreement for the Elliston manufacturing facility. Interest on increased borrowings under the revolver loan in early 2005, as well as increased rates (both the base rates and the spread over base rates) partially offset the savings from the swap. The spread over base rates on the Company’s outstanding debt increased by 100 basis points effective with the beginning of the second quarter.

Other income, net, increased $478,000 in 2005 over 2004, primarily due to a gain recognized on the settlement of litigation in the first quarter of 2005. The Company collected $725,000, less certain expenses, as a result of the settlement. Offsetting this gain was reduced net rental income, principally due to the absence in 2005 of certain short-term leases in effect during 2004.

Earnings from continuing operations before taxes declined from earnings of $1,454,000 in 2004 to a loss of $(8,635,000) in 2005, reflecting the factors discussed above.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Three Months Ended May 29, 2005 Versus Three Months Ended May 30, 2004

	May 29, 2005	May 30, 2004	$ Variance	% Variance
		(in thousands)
Net shipments:
Manufacturing, total	$48,122	$45,907	$2,215	4.8
Sales to retail segment	(5,646)	(5,080)	(566)	11.1

Manufacturing, net of eliminations	42,476	40,827	1,649	4.0
Retail	37,439	34,734	2,705	7.8

Consolidated net shipments	$79,915	$75,561	$4,354	5.8

Gross profit:
Manufacturing	$5,140	$9,199	$(4,059)	(44.1)
Retail	19,043	17,855	1,188	6.7

Consolidated gross profit	$24,183	$27,054	$(2,871)	(10.6)

Gross margin:
Manufacturing	12.1%	22.5%
Retail	50.9%	51.4%
Consolidated gross margin	30.3%	35.8%

Selling and administrative expenses:
Manufacturing	$6,209	$6,104	$105	1.7
Retail	19,705	17,676	2,029	11.5
Other	1,686	1,667	19	1.1

Consolidated selling and administrative expenses	$27,600	$25,447	$2,153	8.5

Operating income (loss):
Manufacturing	$(1,069)	$3,095	$(4,164)	(134.5)
Retail	(662)	179	(841)	(469.8)
Other	(1,686)	(1,667)	(19)	1.1

Consolidated operating income (loss)	$(3,417)	$1,607	$(5,024)	(312.6)

Net shipments:

Net shipments increased 5.8% in the second quarter of 2005 from the comparable 2004 period. Both Rowe’s and Storehouse’s shipments increased from prior year levels. Shipments from Rowe to Storehouse increased substantially compared to last year’s second quarter, as production volume was higher in the current quarter.

Manufacturing segment net shipments increased in the second quarter of 2005 compared to 2004, as some progress has been made, including increased weekly unit production, in overcoming the

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

disruptions resulting from the ERP implementation and manufacturing process changes. The 2005 net shipments are net of an additional $600,000 in costs related to returns and allowances as a result of late shipments and customer service issues experienced in recent months.

Retail segment net shipments increased in the second quarter of 2005 over 2004. The accessories and bedroom categories continued to show growth and were the largest dollar growth categories, while textiles had the largest percentage growth. Upholstery was the only category with a dollar decrease, although the percentage decline was relatively small. The remaining categories were a mixture of relatively small dollar increases. Overall, same store sales increased 1.9% for the quarter. The Company opened four new retail stores during the first three months of 2005, and one during the second quarter, for a total of five year to date. Three stores relocated during the first half of 2005, and six more stores are currently slated to open during the second half of the year.

Gross profit:

Gross profit declined in the second quarter of 2005 compared to 2004 due to the costs of production inefficiencies in the manufacturing segment, as well as some increases in certain costs. Gross margin declined from 35.8% in 2004 to 30.3% in 2005, due to the decline in gross profit in the manufacturing segment.

Manufacturing segment gross profit and gross margin declined substantially in 2005 from 2004 levels. Materials costs were $1.6 million over the prior year period with increases in most categories, in particular petroleum derived materials, plywood and hardwood, steel springs and bed frame parts. Expediting of materials drove inbound freight costs higher by $220,000. Direct labor costs increased approximately $1.0 million due to downtime caused by inefficient scheduling and the periodic shortage of proper materials. Overhead costs increased $2.0 million over last year, as a result of overtime costs and increases in customer service costs and most other categories of indirect labor. Transportation costs increased approximately $500,000 as trucks were shipped with less than optimal loads in order to meet customer demand.

While the Company has made progress since the start of the fiscal year in some of the areas impacting the efficient scheduling and production processes, negative impacts are expected to continue into at least the third quarter of fiscal 2005 and possibly longer.

Retail gross profit increased largely in proportion to increased shipments, while retail gross margin was down slightly from the prior year period, principally due to higher levels of clearance sales associated with relocating stores.

Selling and administrative expenses:

Selling and administrative expenses increased by 8.5% overall in 2005. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 0.8% over 2004.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at nine new stores opened since May 2004 (four in fiscal 2004, five in the first half of 2005). Storehouse has also added costs to support e-commerce in particular since the first quarter of fiscal 2004 and in mid 2004 added a cross-dock warehouse facility to support new store openings in New Jersey and Pennsylvania. Offsetting these increases, in part, has been favorable healthcare costs.

Manufacturing segment selling and administrative expenses increased 1.7% in 2005 over 2004. Increases principally related to salaries for staff that had been working on the ERP programming effort early in 2004 (their salaries were capitalized as part of the project costs during that time). Offsetting this increase was a reduction during the second quarter of 2005 in the reserve for bad debts (reflecting a re-allocation of reserves amongst bad debts, sales discounts and allowances, and service costs, as described above).

Operating earnings:

Operating earnings declined by $5.0 million to a loss of $3.4 million in 2005 as a result of manufacturing segment production inefficiencies, sales allowances and service costs, and increased retail segment selling and administrative expenses primarily resulting from new stores and related costs, as discussed above.

Interest expense:

Interest expense decreased by $45,000 from 2004 to 2005 largely due to the maturity in late 2004 of the swap agreement entered into in 2000 in conjunction with the original lease agreement for the Elliston manufacturing facility. Interest on increased borrowings under the revolver loan in 2005, as well as increased rates (both base rates and the spread over base rates), largely offset the savings from the swap.

Other income, net, decreased $136,000 in 2005 from 2004, primarily due to operating expense adjustments recognized in net rental income in 2004, as well as rental income in 2004 from a short-term tenant that did not renew for 2005.

Earnings from continuing operations before taxes declined from earnings of $1,070,000 in 2004 to a loss of $(4,045,000) in 2005, reflecting the factors discussed above.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance reserves, long-lived asset valuations, and impairments, bad debt reserves, inventory reserves and goodwill.

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

Bad Debt Reserves

The Company maintains reserves for receivables from retail furniture businesses that become unable to pay their balances due. Management monitors payment status and periodically performs credit evaluations of these customers in determining the appropriate level of reserves. Factors that affect these conditions can change rapidly, and adjustments to the required level of reserves may be required as such changes occur.

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

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in 2003, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the second quarter of each fiscal year. The impairment test uses a discounted cash flow and projected profitability model to estimate the fair value of the reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding specific economic conditions that are outside the control of the Company. Based upon the results of testing, there was no impairment of goodwill as of May 29, 2005.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by (used in) operating activities was $(11,523,000) and $3,282,000 in 2005 and 2004, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2005 and 2004 included an increase in accounts receivable in 2005 as shipments increased in 2005 and as customer service issues related to the ERP implementation impacted the timely payments on accounts receivable invoices; an increase in inventories to improve in-stock fabric position in manufacturing, higher manufacturing work-in-process inventory and five new stores; an increase in customer deposits in 2005, due to higher Memorial day weekend sales in 2005 at quarter end and in part due to retail delivery delays affected by the timing of Rowe’s shipments to Storehouse; the receipt in early 2005 of a refund of 2004’s estimated tax payments in excess of taxes due, as well as the funds received on the litigation settlement in early 2005. Storehouse also received $844,000 of rent incentives from landlords in 2005. No rent incentives were received during the prior year period.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $606,000 and $(1,974,000) in 2005 and 2004, respectively, primarily reflecting proceeds from the sale of the Sylmar investment real estate property in 2005. Capital expenditures in 2005 largely related to new stores at Storehouse and included $844,000 funded by landlord incentives, while 2004 capital expenditures were a combination of investments in new stores, a new distribution center and the ERP system.

Cash from Financing Activities

Net cash provided by (used in) financing activities was $9,746,000 and $(928,000) in 2005 and 2004, respectively. In 2005, the Company drew upon its revolving bank loan to fund operating losses, capital expenditures, and inventory purchases, while the repayments of long-term debt in 2005 include both scheduled payments and the pay-off of the mortgage loan securing the Sylmar investment property with proceeds from the sale of the property. In 2004, draws, net of repayments on the revolving loan, reflected more normal business activities, while the payments on long-term debt included a payment in conjunction with the extension of the lease for the Elliston facility in December 2003, in addition to scheduled debt payments.

As of May 29, 2005, the Company had $1.4 million available under its revolving bank loan. The Company believes it has the financial resources (including available cash, expected cash flow from operations, and bank loans) needed to meet business requirements for the next twelve months including capital expenditures and working capital. The Company may consider raising additional debt or equity capital in fiscal 2005 or 2006 to fund further expansion of its Storehouse subsidiary in fiscal 2006 and other general corporate purposes. Cash flow from operations is highly dependent on order rates and the Company’s operating performance, and for the immediate future, reductions in inventory levels and resolution of the order entry issues that have contributed to the increase in receivables in recent months.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Forward-Looking Statements:

When used in this quarterly report and in filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; the price at which an investment property is sold, cash and non-cash charges incurred in connection therewith, and the timing of any such sale; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

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

•	We have had difficulties, and continue to experience difficulties, with the implementation of our Enterprise Resource Planning (“ERP”) software and related manufacturing process changes.

Our manufacturing operations recently implemented a new ERP system that includes accounting, order processing, materials purchasing and inventory management, human resources and payroll management and certain other functions. This was a complex, multi-step implementation. Various parts of the system have not performed as planned, which has created problems in entering and processing customer orders, procuring and managing inventory, scheduling orders for production, shipping and invoicing finished product to customers. In addition, several changes in production processes were made concurrently with the system changes. Individually and in combination, these changes have resulted in significant downtime in the plant, inefficient production, delays in filling orders, and shortfalls in operating results.

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

Storehouse opened five new stores in the first half of 2005 and anticipates opening six additional stores during the remainder of fiscal 2005. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

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

During fiscal 2004, nearly 40% of the Company’s purchases of retail merchandise originated overseas, and the Company also purchased some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases were denominated in US dollars. As exchange rates between the U.S. dollar and certain other currencies have become unfavorable, the likelihood of price increases from our foreign vendors has increased. Such price increases, if they occur, could have one or more of the following impacts:

•	We could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;

•	If we are unable to raise retail prices commensurately with the cost increases, gross profit could be negatively impacted; or

•	We may be forced to find alternative sources of comparable product, which may be more expensive than the current products, of lower quality, or the vendors may be unable to meet our requirements for quantities, delivery schedules or other key terms.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances of the above loans as of May 29, 2005, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $75,000.

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

Item 4. Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(a)) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of May 29, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that as of May 29, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of fiscal 2005, the Company determined that certain controls relating to order processing were not effective subsequent to the initial implementation of Rowe’s ERP system. These issues were exacerbated by the assignment of inexperienced personnel to assist in order entry during, and subsequent to, the transition to the new system. As a result of these issues, some invoices to customers reflected incorrect unit prices; and in some cases, duplicate shipments or duplicate invoicing occurred. The identification of these issues has contributed to the increased costs for returns, pricing adjustments, and sales allowances reflected during the six months ended May 29, 2005, and in particular the three months ended thereon. To correct these problems going forward, Rowe has implemented functionality within its ERP system that directly links the shipping and invoicing activities, eliminating the major source of shipping vs. invoicing problems; and Rowe has assigned additional experienced customer service staff to order entry both to prevent additional future instances and to resolve existing customer service issues.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Except for the order entry issues described above, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the six months ended May 29, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
02/28/05 thru 04/03/05	—	$—	—	—
04/04/05 thru 05/01/05	479	3.99	—	—
05/02/05 thru 05/29/05	1,061	4.11	—	—

Total	1,540	$4.07	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of May 29, 2005, there were 134,277 shares in the Company’s ESOP/PAYSOP.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders for The Rowe Companies was held on April 7, 2005, in McLean, Virginia. The shareholders approved the re-election of two individuals to the Board of Directors; Rosen and Silver. Voting results are shown below:

	For	Withheld
Election of directors:

Charles T. Rosen	12,437,870.9383	198,991.4910
Sidney J. Silver	12,434,240.9383	202,621.4910

Item 5. Other Information.

On July 11, 2005, the Company entered into amendments modifying the loan and security agreement with Fleet Capital Corporation and the CIT Group/Commercial Services, Inc. governing the Company’s working capital revolving credit facility and term loan, and the agreement with SunTrust Bank and Atlantic Financial Group, Ltd. governing the capital lease of the Company’s Elliston, Virginia manufacturing facility. The amendments modified certain of the Company’s financial covenants under these agreements by: (i) increasing the limits on capital expenditures during 2005; (ii) eliminating the testing of the Company’s consolidated leverage ratio (defined generally as the ratio of consolidated debt to consolidated EBIDTA (earnings before interest, taxes, depreciation and amortization)) for the four fiscal quarter periods ending May 31, 2005, August 31, 2005 and November 30, 2005, and providing for the resumption of such testing with the four fiscal quarter period ending February 28, 2006; (iii) reducing the amount of EBITDA the Company must achieve for each specified cumulative monthly measurement period beginning with the four-month period ended March 31, 2005 and extending through November 30, 2005; and (iv) increasing the maximum amount of eligible inventory allowed in the computation of available funds through August 31, 2005.

Copies of the amendments are filed as Exhibits 10.1 and 10.2 to this report.

Item 6. Exhibits.

The following exhibits are furnished as part of this report.

Exhibit	Description
10.1	Ninth Amendment to Loan and Security Agreement dated July 11, 2005 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., Fleet Capital Corporation and the CIT Group/Commercial Services, Inc.

10.2	Fourth Omnibus Amendment dated July 11, 2005 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., Atlantic Financial Group, LTD, and Sun Trust.

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROWE COMPANIES
Registrant

Date: July 13, 2005	/s/ Gene S. Morphis
Gene S. Morphis
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Ninth Amendment to Loan and Security Agreement dated as of July 11, 2005 among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc, Rowe Furniture, Inc., Fleet Capital Corporation and the CIT Group/Commercial Services, Inc.

10.2	Fourth Omnibus Amendment dated July 11, 2005, among The Rowe Companies, Rowe Diversified, Inc., Rowe Furniture Wood Products, Inc., Storehouse, Inc., Rowe Furniture, Inc., Atlantic Financial Group, LTD, and Sun.

31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002