Form 10-Q
period 2005-08-28
ROWE COMPANIES
filed 2005-10-17
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 28, 2005

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

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act)    YES ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at August 28, 2005
Common stock, par value $1.00 per share	13,292,890 shares

THE ROWE COMPANIES

PART I - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	August 28, 2005	November 28, 2004
	(in thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,315	$5,560
Restricted cash collateralizing letters of credit	1,961	3,564
Refundable income taxes	373	—
Accounts receivable, net	18,400	16,522
Inventories (Note 4)	43,680	37,781
Deferred income tax asset	1,899	1,931
Prepaid expenses and other	4,396	5,500

Total current assets	72,024	70,858
PROPERTY AND EQUIPMENT, net (Note 6)	46,241	43,846
INVESTMENT PROPERTY HELD FOR SALE (Note 11)	—	7,248
GOODWILL	13,182	13,182
OTHER NONCURRENT ASSETS	3,370	3,987

	$134,817	$139,121

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term debt (Note 5)	$35,281	$1,867
Accounts payable and accrued liabilities	22,009	25,366
Income taxes payable	—	1,064
Customer deposits	13,840	14,296

Total current liabilities	71,130	42,593
LONG-TERM DEBT (Note 5)	—	24,077
LONG-TERM DEBT ASSOCIATED WITH INVESTMENT PROPERTY HELD FOR SALE (Note 11)	—	8,968
DEFERRED RENT (Note 6)	10,196	7,581
DEFERRED LIABILITIES	3,223	3,222

Total liabilities	84,549	86,441

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares; issued shares 16,726,234 and 16,674,653, respectively; outstanding shares 13,292,890 and 13,247,821 respectively	16,726	16,675
CAPITAL IN EXCESS OF PAR VALUE	23,285	23,206
RETAINED EARNINGS	32,213	34,779
ACCUMULATED OTHER COMPREHENSIVE INCOME	63	9
Less treasury stock, 3,433,344 shares in 2005 and 3,426,832 shares in 2004	(22,019)	(21,989)

Total stockholders’ equity	50,268	52,680

	$134,817	$139,121

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 28, 2005 AND AUGUST 29, 2004

UNAUDITED

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(in thousands, except per share amounts)
		Restated		Restated
Net shipments	$79,466	$76,149	$224,892	$222,132
Cost of shipments	53,564	49,593	154,536	143,745

Gross profit	25,902	26,556	70,356	78,387
Selling and administrative expenses	27,870	25,380	80,598	74,684

Operating income (loss)	(1,968)	1,176	(10,242)	3,703
Interest expense	(862)	(721)	(2,091)	(2,184)
Other income, net (Note 13)	254	195	1,122	585

Earnings (loss) from continuing operations before taxes	(2,576)	650	(11,211)	2,104
Tax expense (benefit)	(972)	219	(4,153)	767

Net earnings (loss) from continuing operations	(1,604)	431	(7,058)	1,337
Discontinued operations (Note 11):
Loss on contingencies associated with operations discontinued in prior years, net of tax benefit of $65	—	—	—	(105)
Earnings (loss) from discontinued real estate operations, net of tax expense (benefit) of $(8), $37, $43 and $37, respectively	(13)	59	69	58
Gains on disposal of real estate investment property, net of tax expense of $1,089 and $2,769, respectively	1,740	—	4,423	—

Net earnings (loss)	$123	$490	$(2,566)	$1,290

Net earnings (loss) from continuing operations per common share	$(0.12)	$0.03	$(0.53)	$0.10

Net earnings (loss) per common share	$0.01	$0.04	$(0.19)	$0.10

Weighted average common shares	13,292	13,201	13,286	13,188

Net earnings (loss) from continuing operations per common share assuming dilution	$(0.12)	$0.03	$(0.53)	$0.10

Net earnings (loss) per common share assuming dilution	$0.01	$0.04	$(0.19)	$0.10

Weighted average common shares and equivalents	13,292	13,591	13,286	13,531

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

AUGUST 28, 2005 AND AUGUST 29, 2004

UNAUDITED

	2005	2004
	(in thousands)
		Restated
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$222,771	$220,850
Cash paid to suppliers and employees	(238,497)	(213,117)
Income taxes received (paid), net	(153)	(1,045)
Interest paid	(2,445)	(2,731)
Incentive payments received from landlords	2,810	1,403
Other receipts - net	1,616	1,228

Net cash and cash equivalents provided by (used in) operating activities	(13,898)	6,588

Cash flows from investing activities:
Payments received on notes receivable	—	100
Increase in cash surrender value	(98)	(77)
Net proceeds from sale of assets	14,859	—
Capital expenditures	(7,180)	(4,031)

Net cash provided by (used in) investing activities	7,581	(4,008)

Cash flows from financing activities:
Restricted cash released from (deposited to) collateral for letters of credit	1,603	(1,290)
Draws under revolving loans	14,998	6,310
Repayments under revolving loans	(3,061)	(6,413)
Payments to reduce long-term debt	(11,568)	(2,737)
Proceeds from issuance of common stock	130	103
Purchase of treasury stock	(30)	(22)

Net cash provided by (used in) financing activities	2,072	(4,049)

Net increase (decrease) in cash and cash equivalents	(4,245)	(1,469)
Cash at beginning of period	5,560	3,708

Cash at end of period	$1,315	$2,239

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED

AUGUST 28, 2005 AND AUGUST 29, 2004

UNAUDITED

	2005	2004
	(in thousands)
		Restated
Net earnings (loss)	$(2,566)	$1,290

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Pre-tax gain on disposition of assets	(7,164)	—
Depreciation and amortization	4,577	5,460
Provision for deferred compensation	129	189
Payments made for deferred compensation	(181)	(245)
Provision for losses on accounts receivable	(213)	186
Provision for deferred taxes	(57)	11
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,665)	(718)
Decrease (increase) in inventories	(5,899)	(1,853)
Decrease (increase) in prepaid expenses and other	1,104	(139)
Decrease (increase) in other miscellaneous assets	477	(385)
Increase (decrease) in accounts payable	(2,664)	1,051
Increase (decrease) in income taxes payable	(1,437)	(317)
Increase (decrease) in accrued expenses	(498)	1,630
Increase (decrease) in customer deposits	(456)	(564)
Increase (decrease) in deferred rent	2,615	992

Total adjustments	(11,332)	5,298

Net cash provided by (used in) operating activities	$(13,898)	$6,588

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe”), its upholstered furniture manufacturing subsidiary, and Storehouse Inc., (“Storehouse”), a multi-channel, lifestyle home furnishings business including 67 retail home furnishings stores.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of August 28, 2005 and the results of operations and cash flows for the three and nine month periods ended August 28, 2005 and August 29, 2004. Selling and administrative expenses included $1,849,000 and $1,424,000 of retail delivery expenses for the three months ended August 28, 2005 and August 29, 2004, respectively, and $5,175,000 and $4,243,000 for the nine months ended August 28, 2005 and August 29, 2004, respectively.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K/A for the fiscal year ended November 28, 2004. See Note 6.

Note 3 -	The results of operations for the nine months ended August 28, 2005 and August 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	August 28, 2005	November 28, 2004
	(in thousands)
Retail merchandise	$24,194	$21,103
Finished goods	3,140	2,376
Work-in-process	3,739	3,507
Raw materials	12,607	10,795

Total inventories	$43,680	$37,781

Note 5 -	As reported on October 13, 2005, the Company has been negotiating with its lenders to modify the terms of the agreement governing the Company’s working capital revolving credit facility and term loan, and the agreement governing the capital lease of the Company’s Elliston, Virginia manufacturing facility, so that the Company would be in compliance with certain covenants under these agreements (specifically, cumulative monthly EBITDA (earnings before interest, taxes, depreciation and amortization) targets) as of August 28, 2005, and based upon projected revenues and expenses, for the next twelve months. The Company has not been able to successfully complete these negotiations. As a result, the Company is in default under these agreements, and the lenders have the right to accelerate the Company’s obligation to repay this debt. To date, the lenders have not exercised such right. Were they to do so, it is unlikely that the Company would be able to repay the debt from existing resources. Further, the Company might be unable to obtain replacement debt from other lenders.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In recognition of the lenders’ right to accelerate the Company’s obligation to repay the debt, all of the Company’s outstanding bank debt has been reflected as current on the consolidated balance sheet as of August 28, 2005. The components of the Company’s outstanding debt are as follows:

	August 28, 2005	November 28, 2004
	(in thousands)
Capital lease obligation	$10,356	$12,206
Revolving bank loan	23,175	11,238
Term loan	1,750	2,500

	35,281	25,944
Less current maturities	35,281	1,867

Total long-term debt	$—	$24,077

In addition, the lenders have increased the spread over base rates on the term and revolving bank loans by 200 basis points effective October 14, 2005. The rate on the revolving bank loan will now be 30 day Libor plus 5%, while the term loan rate will become 30 day Libor plus 5.25%. As of October 14, 2005, 30 day Libor was 4.00%. Based upon the balances as of August 28, 2005, this increase in the spread over base rates will result in an additional interest charge of approximately $125,000 per quarter.

Note 6 -	As previously reported, like many other organizations, the Company completed an internal review in the first quarter of fiscal 2005 to ensure its accounting practices were consistent with the application of lease accounting under Generally Accepted Accounting Principles (GAAP). As a result, the Company corrected its method of accounting for certain leases and restated its consolidated balance sheet as of November 28, 2004 in its 2004 Form 10-K/A.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Following is a summary of the effects of the lease accounting corrections on the Company’s consolidated statements of operations for the three and nine months ended August 29, 2004 (in thousands, except per share data):

Consolidated Statements of Operations and Comprehensive Income

	As Previously Reported	Lease Adjustments	As Restated
Three months ended August 29, 2004
Selling and administrative expenses	$25,353	$27	$25,380
Operating income (loss)	1,203	(27)	1,176
Earnings (loss) from continuing operations before taxes	677	(27)	650
Tax expense (benefit)	228	(9)	219
Net earnings (loss) from continuing operations	449	(18)	431
Net earnings	508	(18)	490
Comprehensive income	647	(18)	629
Net earnings (loss) from continuing operations per common share	$0.03	$—	$0.03
Net earnings per common share	$0.04	$—	$0.04
Net earnings (loss) from continuing operations per common share assuming dilution	$0.03	$—	$0.03
Net earnings per common share assuming dilution	$0.04	$—	$0.04

Nine months ended August 29, 2004
Selling and administrative expenses	$74,719	$(35)	$74,684
Operating income (loss)	3,668	35	3,703
Earnings (loss) from continuing operations before taxes	2,069	35	2,104
Tax expense (benefit)	755	12	767
Net earnings (loss) from continuing operations	1,314	23	1,337
Net earnings	1,267	23	1,290
Comprehensive income	1,776	23	1,799
Net earnings (loss) from continuing operations per common share	$0.10	$—	$0.10
Net earnings per common share	$0.10	$—	$0.10
Net earnings (loss) from continuing operations per common share assuming dilution	$0.10	$—	$0.10
Net earnings per common share assuming dilution	$0.10	$—	$0.10

Following is a summary of the effects of lease accounting corrections on the Company’s consolidated statements of cash flows for the nine months ended August 29, 2004.

	Consolidated Statements of Cash Flows
Nine months ended August 29, 2004	As Previously Reported	Adjustments	As Restated
Net cash and cash equivalents provided by operating activities	$5,185	$1,403	$6,588
Net cash provided by (used in) investing activities	(2,605)	(1,403)	(4,008)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 7 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(in thousands)
Net earnings (loss) available to basic and diluted shares	$123	$490	$(2,566)	$1,290

Weighted average common shares outstanding (Basic)	13,292	13,201	13,286	13,188
Effect of dilutive stock options	—	390	—	343

Weighted average common shares and equivalents outstanding (Diluted)	13,292	13,591	13,286	13,531

As of August 28, 2005, there were 1,304,359 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the loss reported for the nine month period ended August 28, 2005, an additional 617,670 options which would have been dilutive if not for the loss for the period (as the exercise prices of these options were less than the average market price of the Company’s common stock for the three and nine months then ended) were also excluded from the computation of the effect of dilutive options shown in the table above.

As of August 29, 2004, there were 888,731 outstanding options whose exercise price was equal to or greater than the average market price of the Company’s common stock for the three months then ended. These options are excluded from the computation of the effect of dilutive stock options shown in the table above.

Note 8 -	The Company’s operations are classified into two business segments, manufacturing and retail home furnishings. The manufacturing segment, consisting specifically of Rowe, manufactures upholstered furniture (sofas, loveseats, occasional chairs and sleep sofas, covered primarily in fabric) for distribution through home furnishings retailers. The retail segment, consisting specifically of Storehouse, sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe), case goods, and home accessories. The other category is comprised of additional subsidiaries reviewed by management, including parent company expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Manufacturing Home Furnishings Segment	Retail Home Furnishings Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2005
Net shipments	$127,322	$112,651	$—	$(15,081)	$224,892
Operating income (loss)	(3,651)	(1,467)	(4,989)	(135)	(10,242)
Interest expense	(729)	(550)	(812)	—	(2,091)
Other income, net	(1,387)	(619)	3,128	—	1,122
Earnings (loss) from continuing operations before taxes	(5,767)	(2,636)	(2,673)	(135)	(11,211)
Depreciation and amortization	2,355	2,093	129	—	4,577
Capital expenditures	1,117	5,902	161	—	7,180
Total assets	103,798	42,458	44,404	(55,843)	134,817

2004
Net shipments	$132,691	$104,218	$—	$(14,777)	$222,132
Operating income (loss)	8,164	612	(5,156)	83	3,703
Interest expense	(1,576)	(487)	(121)	—	(2,184)
Other income, net	(2,111)	(742)	3,438	—	585
Earnings (loss) from continuing operations before taxes	4,477	(617)	(1,839)	83	2,104
Depreciation and amortization	3,205	1,955	300	—	5,460
Capital expenditures	1,638	2,261	132	—	4,031
Total assets	115,659	34,247	44,831	(60,877)	133,860

Note 9 -	The components of comprehensive income for the three months and nine months ended August 28, 2005 and August 29, 2004, are shown below:

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(in thousands)
Net earnings (loss)	$123	$490	$(2,566)	$1,290
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	18	(70)	23	(149)
Payments transferred to expense	4	209	31	658

Comprehensive income (loss)	$145	$629	$(2,512)	$1,799

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 10 -	The Company uses the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carry an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost is reflected in the Company’s Consolidated Statements of Operations. Had the Company utilized the fair value based method of accounting for stock-based employee compensation, the impact on earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(in thousands, except per share amounts)
Net earnings (loss), as reported	$123	$490	$(2,566)	$1,290
Earnings (loss) per share, basic, as reported	$0.01	$0.04	$(0.19)	$0.10
Earnings (loss) per share, diluted, as reported	$0.01	$0.04	$(0.19)	$0.10
Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—	—	—
Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$4	$8	$515	$324
Pro forma net earnings (loss), including the impact of applying the fair value based method	$119	$482	$(3,081)	$966
Pro forma earnings (loss) per share, basic	$0.01	$0.04	$(0.23)	$0.07
Pro forma earnings (loss) per share, diluted	$0.01	$0.04	$(0.23)	$0.07

Note 11 -	During fiscal 2004, the Company’s Board of Directors approved management’s plans to sell two investment real estate properties, and in March 2005 the Company’s Board of Directors approved management’s plan to sell a third real estate property. The first property, located in Sylmar, California, was sold in December, 2004. Net proceeds of $5.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain, net of taxes, of $2.7 million, or $0.20 per share, during the quarter ended February 27, 2005. In July 2005, the Company closed on the sale of the second property located in Jessup, Maryland. Proceeds of $8.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain of $635,000, or $0.05 per share. In August 2005, the Company closed on the sale of the third property located in Christiansburg, Virginia. Proceeds of $2 million were used to reduce the outstanding balance of the capital lease by $1.2 million and for general corporate purposes. The Company recognized an after-tax gain of $1.1 million or $0.08 per share on the sale of this property.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Income and expense items associated with these properties have been classified as discontinued operations, and all prior periods have been restated to conform to the current presentation. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

	Three Months Ended		Nine Months Ended
	August 28, 2005	August 29, 2004	August 28, 2005	August 29, 2004
	(in thousands)
Other income, net	$59	$278	$466	$643
Gain on sale	2,829	—	7,191	—
Interest expense	(80)	(182)	(354)	(548)

Earnings (loss) before taxes	$2,808	$96	$7,303	$95

Net earnings (loss) per share	$0.13	$0.00	$0.34	$0.00
Net earnings (loss) per diluted share	$0.13	$0.00	$0.34	$0.00

As of the dates indicated, investment properties held for sale and associated long-term debt consisted of the following:

	August 28, 2005	November 28, 2004
Investment property, net of accumulated amortization	$—	$7,248
Mortgage loans	$—	$8,968

During February 2004, the Company recorded certain adjustments relating to workers compensation insurance reserves for policy years 1999 and 2000. These adjustments included amounts associated with prior discontinued operations, totaling $170,000 on a pre-tax basis, or $0.01 per share. These charges have also been included in discontinued operations.

Note 12 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at this time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 13 -	During the three months ended February 27, 2005, the Company settled litigation with a vendor. In addition to reversing approximately $460,000 of costs previously included in costs of shipments, the Company reported in other income, net approximately $680,000 before taxes, representing amounts, net of legal expenses, received from the vendor to settle the litigation.

Note 14 -	In December 2004, the FASB released Statement 123R, “Share-Based Payment”. Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, and provides expanded guidance on measuring the fair value of share-based payment transactions. Statement 123R is effective for the Company’s stock option plans beginning in fiscal 2006, in accordance with rules issued by the SEC.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

In May 2005, the FASB issued Statement 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, as well as redefining “restatement” as the revision of previously issued financial statements to reflect the correction of an error. This statement is effective for the Company beginning with our 2007 fiscal year.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 67 stores from Texas through the Southeast and Mid-Atlantic markets.

During the third quarter of fiscal 2005, Rowe has made progress in resolving many of the problems that resulted from the implementation of its Enterprise Resource Planning (“ERP”) system in late 2004 and related manufacturing process changes undertaken in conjunction with and following the ERP implementation. An ERP system is a fully-integrated set of programs and data bases. In our case, the suite of application programs includes order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. Rowe Furniture has not returned to historical levels of manufacturing gross profit. Storehouse also embarked on its aggressive store opening plan for 2005, with six store openings and three store relocations to date and five more openings in process and expected to be completed by the end of the year. New stores increase selling and administrative expenses and these costs are expected to increase in future periods as these additional openings occur.

The Company has experienced recent price increases on and limits on the availability of certain raw materials used in upholstery production due to the recent Gulf Coast hurricanes following the end of the Company’s fiscal third quarter. Additionally, incoming orders for both the manufacturing and retail segments were below our plan, which will likely reduce fourth quarter shipments compared to the third quarter of fiscal 2005, resulting in a loss from operations in the fourth quarter.

As a result of the Company’s continued losses from operations, the Company was in default of certain operating covenants under the agreement governing its term loan and revolving credit facility and the agreement governing the capital lease of the Company’s Elliston, Virginia manufacturing facility as of August 28, 2005. The Company has not been able to negotiate modifications to these covenants with its existing lenders, nor has it been able to complete negotiations with a potential new lender to replace the existing lenders. The Company’s existing debt under these agreements is subject to acceleration, and accordingly, all $35.3 million of such debt as of August 28, 2005 has been reflected as currently due in the consolidated balance sheet as of that date. To date, the Company’s lenders have not exercised their right to accelerate the debt.

As discussed under “Liquidity and Source of Capital,” the Company is pursuing alternative financing options that may enable the Company to reduce the level of its bank debt. This process will take time to complete, however, and in the interim, material unfavorable impacts may be experienced, including, but not necessarily limited to, reductions in force, replacement of vendors, extensions of payments terms for materials and supplier invoices, loss of customers, cancellation of orders, and other potential adverse impacts. The timing and effects of any such changes are difficult to predict. In addition, there can be no assurance that such alternative financing options will be successfully completed on terms favorable to the Company or in a sufficiently timely manner to avoid material adverse effects on the Company’s financial condition, results of operations and cash flows. The following discussion of operating results does not reflect any such potential effects on future operating results.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Nine Months Ended August 28, 2005 Versus Nine Months Ended August 29, 2004

	August 28, 2005	August 29, 2004	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$127,322	$132,691	$(5,369)	(4.0)
Sales to retail segment	(15,081)	(14,777)	(304)	2.1

Manufacturing, net of eliminations	112,241	117,914	(5,673)	(4.8)
Retail	112,651	104,218	8,433	8.1

Consolidated net shipments	$224,892	$222,132	$2,760	1.2

Gross profit:
Manufacturing	$13,718	$25,762	$(12,044)	(46.8)
Retail	56,638	52,625	4,013	7.6

Consolidated gross profit	$70,356	$78,387	$(8,031)	(10.2)

Gross margin:
Manufacturing	12.2%	21.8%
Retail	50.3%	50.5%
Consolidated gross margin	31.3%	35.3%
Selling and administrative expenses:
Manufacturing	$17,504	$17,515	$(11)	(0.1)
Retail	58,105	52,013	6,092	11.7
Other	4,989	5,156	(167)	(3.2)

Consolidated selling and administrative expenses	$80,598	$74,684	$5,914	7.9

Operating income (loss):
Manufacturing	$(3,786)	$8,247	$(12,033)	(145.9)
Retail	(1,467)	612	(2,079)	(339.7)
Other	(4,989)	(5,156)	167	(3.2)

Consolidated operating income (loss)	$(10,242)	$3,703	$(13,945)	(376.6)

Net shipments:

Net shipments increased 1.2% in 2005 from 2004, due to higher shipments at Storehouse. Rowe’s shipments decreased from prior year levels. Shipments from Rowe to Storehouse increased slightly compared to last year.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Manufacturing segment net shipments decreased in the first nine months of 2005 compared to 2004, primarily as a result of disruptions in order processing, scheduling, and production following the ERP implementation during the fourth quarter of 2004. Rowe also recorded additional costs relating to returns and allowances. Incoming orders declined approximately 5% on a dollar basis compared to last year.

Retail segment net shipments increased in 2005 over 2004. The accessories and textiles categories continued to show growth and were the largest dollar growth and percentage growth categories, respectively. Bedroom and tables were also solid performers, with the second and third largest dollar increases. Overall, same store sales increased 1.8% over 2004. The Company opened six new retail stores during the first nine months of 2005, while three stores were relocated and two closed during the same time period. Five additional stores are slated to open during the second half of fiscal 2005, mostly in the September/October time period. The second closed store referred to above was damaged due to flooding associated with Hurricane Katrina in New Orleans.

Gross profit:

Gross profit declined in the first nine months of 2005 compared to 2004 due to lower shipments at Rowe and the costs of production inefficiencies in the manufacturing segment, as well as increases in certain costs discussed below. Gross margin, or gross profit as a percentage of net shipments, declined from 35.3% in 2004 to 31.3% in 2005, due primarily to the decline in gross profit in the manufacturing segment.

Manufacturing segment gross profit and gross margin declined substantially in 2005 from 2004 levels caused principally by disruptions in production, scheduling and manufacturing productivity resulting from ERP implementation and manufacturing process changes. The $5.4 million decrease in total manufacturing shipments would be expected to cause a $2.0 million reduction in gross profit, compared to the actual decline of $12.0 million. Of the approximately $10.0 million not associated with the volume decrease, higher materials costs and usage represents approximately $2.3 million. Direct labor costs increased approximately $2.5 million due to downtime caused by inefficient scheduling, the periodic shortage of internally manufactured frame parts, and out-of stock issues with certain strong selling fabrics. Factory overhead costs increased $2.3 million over last year as a result of overtime costs ($1.0 million) due to low rates of production, increases in customer service costs (approximately $1.0 million) and certain other categories of indirect labor (approximately $0.4 million). Transportation costs increased approximately $1.3 million, largely due to increased use and cost of third party services ($1.1 million) to expedite deliveries and accommodate customers. Increased fuel costs within our fleet of trucks were largely passed through to customers through automatic fuel surcharges.

The Company has not yet achieved a satisfactory level of scheduling and production, as labor productivity remains below targeted levels and shortages of fabric unfavorably impacted production schedules. Staffing has been added to the purchasing department to improve the fabric purchasing and supply chain management, but some level of fabric shortages will continue through the last quarter of fiscal 2005 and possibly longer. The manufacturing segment management plan for the fourth quarter is to improve labor productivity through better in-stock positions in fabric, a new incentive program for hourly workers introduced in September and improved production scheduling.

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

Selling and administrative expenses:

Selling and administrative expenses increased by 7.9% overall in 2005. Retail segment expenses accounted for all of the increase. As a percentage of retail net shipments, retail selling and administrative expenses increased 1.7% over 2004.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at ten new stores opened since May 2004 (four in fiscal 2004, six to date in fiscal 2005). Storehouse also added costs to support direct marketing (catalog and internet) since the first quarter of fiscal 2004 and in mid 2004 added a cross-dock warehouse facility to support new store openings in New Jersey and Pennsylvania. Offsetting these increases, in part, has been favorable healthcare costs. Storehouse anticipates opening a total of eleven new stores in fiscal 2005. As these additional stores open, retail selling and administrative expenses are expected to increase.

Manufacturing segment selling and administrative expenses were essentially unchanged from 2004. Salary expense in 2005 was higher than 2004 principally due to the capitalization of costs related to the ERP implementation in 2004, but was offset by a reduction in bad debt reserves.

The decline in other selling and administrative expenses largely represents the absence of a provision for management bonuses in 2005. The 2004 management bonus accruals were reversed late in 2004.

Operating earnings:

Operating earnings declined by $13.9 million to a loss of $10.2 million in 2005 as a result of lower shipments at Rowe; manufacturing segment operating inefficiencies, service costs, returns and other manufacturing-related costs; and retail segment selling and administrative expenses primarily resulting from new stores and related costs, as discussed above.

Interest expense:

Interest expense decreased by $93,000 from 2004 to 2005 largely due to the maturity in late 2004 of the interest rate swap agreement entered into in 2000 in conjunction with the original lease agreement for the Elliston manufacturing facility. Interest on increased borrowings in early 2005 under the revolver loan, as well as increased rates (both the base rates and the spread over base rates) largely offset the savings from the swap. The spread over base rates on the Company’s outstanding debt increased by 100 basis points effective with the beginning of the second quarter.

On October 14, 2005, the Company’s lenders increased the spread over base rates applicable to the term and revolving bank loans by an additional 200 basis points effective immediately. Based upon their outstanding balances at August 28, 2005, interest expense will increase by approximately $125,000 per quarter as a result of this change.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Other income, net, increased $537,000 in 2005 over 2004, primarily due to a gain recognized on the settlement of litigation in the first quarter of 2005. The Company collected $725,000, less certain expenses, as a result of the settlement. Offsetting this gain was reduced net rental income, principally due to the absence in 2005 of certain short-term leases in effect during 2004. The Company also recorded a gain of $153,000 based on expected insurance coverage of damage to the New Orleans retail store.

Earnings from continuing operations before taxes declined from earnings of $2,104,000 in 2004 to a loss of $(11,211,000) in 2005, reflecting the factors discussed above.

Three Months Ended August 28, 2005 Versus Three Months Ended August 29, 2004

	August 28, 2005	August 29, 2004	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$44,186	$45,321	$(1,135)	(2.5)
Sales to retail segment	(5,292)	(4,635)	(657)	14.2

Manufacturing, net of eliminations	38,894	40,686	(1,792)	(4.4)
Retail	40,572	35,463	5,109	14.4

Consolidated net shipments	$79,466	$76,149	$3,317	4.4

Gross profit:
Manufacturing	$5,437	$8,628	$(3,191)	(37.0)
Retail	20,465	17,928	2,537	14.2

Consolidated gross profit	$25,902	$26,556	$(654)	(2.5)

Gross margin:
Manufacturing	14.0%	21.2%
Retail	50.4%	50.6%
Consolidated gross margin	32.6%	34.9%
Selling and administrative expenses:
Manufacturing	$5,963	$6,079	$(116)	(1.9)
Retail	20,275	17,634	2,641	15.0
Other	1,632	1,667	(35)	(2.1)

Consolidated selling and administrative expenses	$27,870	$25,380	$2,490	9.8

Operating income (loss):
Manufacturing	$(526)	$2,549	$(3,075)	(120.6)
Retail	190	294	(104)	(35.4)
Other	(1,632)	(1,667)	35	(2.1)

Consolidated operating income (loss)	$(1,968)	$1,176	$(3,144)	(267.3)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Net shipments:

Net shipments increased 4.4% in the third quarter of 2005 from the comparable 2004 period. Storehouse’s total shipments increased from prior year levels, while Rowe’s shipments decreased.

Shipments from Rowe to Storehouse increased substantially compared to last year’s third quarter, consistent with the Storehouse shipments increase.

Manufacturing segment net shipments decreased in the third quarter of 2005 compared to 2004, as out-of-stock positions on certain fabrics impacted production and shipping levels, with units shipped down 2.2 percent compared to last year’s third quarter.

Retail segment net shipments increased in the third quarter of 2005 over 2004. The upholstery and bedroom categories were the largest dollar growth categories, while tables and textiles had the largest percentage growth. The remaining categories were a mixture of relatively small dollar increases. Overall, same store sales increased 1.8% for the quarter. The Company opened four new retail stores during the first three months of 2005, and one each during the second and third quarters, for a total of six year to date. Three stores relocated during the first half of 2005, and five more stores are currently slated to open during the fourth quarter of the year.

Gross profit:

Gross profit declined slightly in the third quarter of 2005 compared to 2004 due to the costs of production inefficiencies in the manufacturing segment, as well as some increases in certain costs. Gross margin declined from 34.9% in 2004 to 32.6% in 2005, due to the decline in gross profit in the manufacturing segment.

Manufacturing segment gross profit and gross margin declined substantially in 2005 from 2004 levels. Materials costs were $1.1 million over the prior year period with increases in most categories, in particular petroleum derived materials, plywood and hardwood, steel springs and bed frame parts. Direct labor costs increased approximately $0.8 million due to downtime caused by inefficient scheduling and the periodic shortage of certain strong-selling fabrics and to a lesser extent, internally manufactured frame parts. Overhead costs increased $0.3 million over last year, as a result of overtime costs and increases in customer service costs. Transportation costs increased approximately $0.6 million principally due to increased use and cost of third party carriers utilized to expedite deliveries to accommodate customer needs. Increased fuel costs within our fleet of trucks were largely passed through to customers through automatic fuel surcharges.

While significant price increases are being implemented to offset much, but not all, of the impact of material price increases, staff and resources have been devoted to correcting out-of-stock fabric issues, and changes are underway on the production floor to improve production efficiencies, it is likely that negative effects will continue into at least the fourth quarter of fiscal 2005 and probably longer.

Retail gross profit increased largely in proportion to increased shipments, while retail gross margin was down slightly from the prior year period, principally due to higher levels of clearance sales associated with relocating stores.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Selling and administrative expenses:

Selling and administrative expenses increased by 9.8% overall in 2005. Retail segment expenses accounted for all of the increase. As a percentage of retail net shipments, retail selling and administrative expenses increased 0.3% over 2004.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at ten new stores opened since May 2004 (four in fiscal 2004, five in the first half of fiscal 2005, and one in the third quarter of fiscal 2005). Storehouse also added costs to support direct marketing (catalog and internet) in particular since the first quarter of fiscal 2004 and in mid 2004 added a cross-dock warehouse facility to support new store openings in New Jersey and Pennsylvania. Offsetting these increases, in part, has been favorable healthcare costs.

Manufacturing segment selling and administrative expenses decreased 1.9% in 2005 over 2004, primarily as a result of reduced spending on advertising, particularly point of sale materials, during the third quarter of 2005 ($110,000).

Operating earnings:

Operating earnings declined by $3.1 million to a loss of $2.0 million in 2005 as a result of manufacturing segment production inefficiencies and increased retail segment selling and administrative expenses primarily resulting from new stores and related costs, as discussed above.

Interest expense:

Interest expense increased by $141,000 from 2004 to 2005 as interest on increased borrowings in early 2005 under the revolver loan, as well as increased rates (both base rates and the spread over base rates), offset the savings from the swap agreement (associated with the original Elliston lease) that matured in August 2004.

On October 14, 2005, the Company’s lenders increased the spread over base rates applicable to the term and revolving bank loans by an additional 200 basis points effective immediately. Based upon their outstanding balances at August 28, 2005, interest expense will increase by approximately $125,000 per quarter as a result of this change.

Other income, net, increased $59,000 in 2005 from 2004, due to a gain of $153,000 recognized on an expected insurance recovery related to Hurricane Katrina in 2005, offset by the loss of rental income in 2004 from a short-term tenant that did not renew for 2005.

Earnings from continuing operations before taxes declined from earnings of $650,000 in 2004 to a loss of $(2,576,000) in 2005, reflecting the factors discussed above.

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance reserves, long-lived asset valuations and impairments, bad debt reserves, inventory reserves and goodwill.

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

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by (used in) operating activities was $(13,898,000) and $6,588,000 in 2005 and 2004, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2005 and 2004 included an increase in accounts receivable in 2005 as shipments increased in 2005 (compared to lower levels of shipments in the fourth quarter of 2004) and as customer service issues related to the ERP implementation impacted the timely payments on accounts receivable invoices; an increase in inventories to support higher retail sales and new stores, improve in-stock fabric position in manufacturing and higher manufacturing work-in-process inventory; the receipt in early 2005 of a refund of 2004’s estimated tax payments in excess of taxes due, as well as the funds received on the litigation settlement in early 2005. Storehouse also received $2.8 million of rent incentives from landlords in 2005, compared to $1.4 million received during the prior year period. Cash flow from operations is highly dependent on order rates and the Company’s operating performance, and for the immediate future, reductions in inventory levels.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $7,581,000 and $(4,008,000) in 2005 and 2004, respectively, primarily reflecting proceeds from the sales of investment real estate property in 2005. Capital expenditures in 2005 largely related to new stores at Storehouse and included $2.8 million funded by landlord incentives, while 2004 capital expenditures were a combination of investments in new stores, a new distribution center and the ERP system. At August 28, 2005, the Company’s capital expenditures for the fourth quarter were expected to be approximately $1.5 million, to be used in connection with new stores at Storehouse. These expenditures are expected to be funded primarily through the Company’s available borrowing capacity.

Cash from Financing Activities

Net cash provided by (used in) financing activities was $2,072,000 and $(4,049,000) in 2005 and 2004, respectively. In 2005, the Company drew upon its revolving bank loan to fund operating losses, capital expenditures, and inventory purchases, while the repayments of long-term debt in 2005 include both scheduled payments and the pay-off of the mortgage loans securing the investment properties with proceeds from the sales of the properties. In 2004, draws, net of repayments on the revolving loan, reflected more normal business activities, while the payments on long-term debt included a payment in conjunction with the extension of the lease for the Elliston facility in December 2003, in addition to scheduled debt payments.

As of August 28, 2005, the Company’s cash and cash equivalents were $1.3 million, compared to $5.6 million as of November 28, 2004. As explained above, this decrease was mainly attributable to negative net cash flows from operations, offset by net increases in cash from investment activities and cash from financing activities. As of October 14, 2005, the Company’s availability under its revolving bank loan was $1.2 million; however, because the Company is currently in default under the revolving loan (see below), the Company’s lenders are not obligated to make any additional advances to the Company under the revolving loan.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

As discussed elsewhere in this report (see Note 5 of Notes to Consolidated Financial Statements and “Overview”), the Company is currently in default of certain operating covenants under the agreement governing its term loan and revolving credit facility and the agreement governing the capital lease of the Company’s Elliston, Virginia manufacturing facility. The Company’s existing debt under these agreements is now subject to acceleration at the option of the lenders, and, accordingly, all $35.3 million of such debt as of August 28, 2005 has been reflected as currently due in the consolidated balance sheet as of that date. To date, the lenders have not exercised such right.

In light of the Company’s inability to negotiate modifications to the covenants in its existing bank agreements and to remain in compliance with those covenants, there can be no assurance that amounts currently available under its bank agreements will continue to be available on existing terms, or, should circumstances require additional borrowing, that such borrowing capacity would be available in the future. If the Company’s lenders exercise their rights to limit borrowing availability, decline to make excess borrowing capacity available should the Company run out of availability or accelerate the maturity of the debt, it is highly unlikely that the Company would be able to meets its obligations in the ordinary course of business. Under these circumstances, a number of material adverse effects would likely be experienced by the Company, including but not limited to vendors refusing to ship materials to the Company, the Requirement to make reductions in head count and to take other cost cutting initiatives, changes in vendors, loss of customers and cancellation of orders; and the Company might seek reorganization under Chapter 11 of the U.S. Bankruptcy Code.

The Company is pursuing alternative financing options, including raising additional equity capital, and may consider selling assets. The Company’s Board of Directors has appointed a special committee of the Board, comprised of Directors Rosen, Ptashek, Silver, and Woodlief, to lead this effort and provide recommendations to the full Board. As of October 17, 2005, the Company is negotiating to obtain a commitment letter from another lender to refinance its existing bank debt and give the Company a higher borrowing availability. There can be no assurance as to when or if the Company will be able to successfully negotiate acceptable terms with the new lender.

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

Additional risks include:

•	We are currently in default of certain operating covenants under the terms of out outstanding debt, which gives our lenders the right to accelerate the maturity of the debt.

We are currently in default of certain operating covenants under the agreement governing our term loan and revolving credit facility and the agreement governing the capital lease of our Elliston, Virginia manufacturing facility. Out existing debt under these agreements, which totaled $35.3 million as of August 28, 2005, is now subject to acceleration at the option of the lenders. If the lenders exercise this right, it is highly unlikely that we would be able to repay the debt from existing resources. Under these circumstances, we might seek reorganization under Chapter 11 of the U.S. Bankruptcy Code. As discussed under “liquidity and Source of Capital,” while we are pursuing alternative financing arrangements that would enable us to repay the debt, no assurance can be given as to when or whether we will be able to complete such an arrangement on terms acceptable to us.

•	Our available cash has decreased substantially, and we may be unable to obtain financing for our operations on acceptable terms.

As of August 28, 2005, our cash and cash equivalents totaled $1.3 million. Until we are able to again generate positive net cash flows from operations, we will depend primarily on bank borrowings to fund our operations. As of August 28, 2005 our remaining availability for additional borrowings under our revolving bank loan was $2.1 million and had declined to $1.2 million as of October 14, 2005. As noted under “Liquidity and Source of Capital,” as of October 17, 2005, the Company is negotiating to obtain a commitment letter from another lender to refinance its existing debt and give the Company a higher borrowing availability. There can be no assurance as to when or if we will be able to successfully negotiate acceptable terms with the new lender.

As part of our pursuit of financing alternatives, we may seek to raise additional equity capital. No assurance can be given that we will be successful in our efforts to do so. The raising of additional equity capital would be dilutive to the interests of existing shareholders, and the holders of any such additional equity securities could have rights, preferences and privileges that are superior to the holders of our common stock.

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

Storehouse opened six new stores in the first nine months of 2005 and anticipates opening five additional stores during the remainder of fiscal 2005. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

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

We are an importer of finished goods for our retail operations and components for our manufacturing operations. We also utilize a significant quantity of petroleum-based materials, such as poly bags and foam for seat cushions, much of which is produced in or transported through the Gulf Coast areas affected by recent hurricanes. In addition, if our liquidity situation further deteriorates to the point we are unable to meet our obligations in the ordinary course of business, suppliers may refuse to ship materials to us. Any such disruptions to our supply chain could result in late arrival or unavailability of components or finished goods for resale, causing manufacturing delays or negatively affecting retail sales due to increased out-of-stock merchandise, and/or higher costs for certain materials.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its term loan, revolving loan and capital lease obligation bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances of the above loans as of August 28, 2005, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $70,000.

The Company currently manages its interest rate risk under the capital lease for its Elliston, Virginia manufacturing facility through an interest rate swap entered into with a third party in December 2003 for a notional principal amount of $9 million, declining by $50,000 per month, through November 2008. While 30 day LIBOR is below 3.65%, the Company pays the counterparty the difference in interest between 3.65% and actual LIBOR. If and when 30 day LIBOR exceeds 3.65%, then the counterparty will pay the Company the difference. At August 28, 2005, 30 day LIBOR was 3.67%.

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of retail inventory, and some of its raw materials, from foreign sources. See “Forward-Looking Statements” above.

Item 4.	Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(a)) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of August 28, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that as of August 28, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act will require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended August 28, 2005.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
5/30/05 through 7/3/05	481	$3.85	—	—
7/4/05 through 7/31/05	89	3.80	—	—
8/1/05 through 8/28/05	450	3.60	—	—

Total	1,020	$3.74	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of August 28, 2005, there were 133,346 shares in the Company’s ESOP/PAYSOP.

Item 3.	Defaults Upon Senior Securities.

As disclosed and discussed in Note 5 of the consolidated financial statements as well as the “Overview” and “Liquidity and Source of Capital” sections of Management’s Discussion and Analysis, the Company was in default of certain operating covenants governing the bank lending agreements.

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

THE ROWE COMPANIES Registrant

Date: October 17, 2005	/s/ Gene S. Morphis
Gene S. Morphis
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the CFO under Section 906 of the Sarbanes-Oxley Act of 2002