Form 10-K
period 2005-11-27
ROWE COMPANIES
filed 2006-02-24
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 27, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated Filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of May 29, 2005 (the exclusion from such amount of the market value of the shares owned by any person shall not be deemed to be an admission by the registrant that such person is an affiliate of the registrant) was $37,480,540.

As of February 10, 2006, there were issued and outstanding 13,290,023 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Portions of the Annual Report to Stockholders for the year ended November 27, 2005	Parts I
Portions of the Annual Proxy Statement for the 2006 Annual Meeting of Stockholders	Parts III and IV

PART I

Item 1. Business.

General

The Rowe Companies (the “Company”) operates through two subsidiaries in the home furnishings industry: Rowe Furniture, Inc. (“Rowe” or the “wholesale segment”), a major manufacturer of quality upholstered furniture serving the middle and upper middle market primarily throughout the United States through home furnishings retailers; and Storehouse, Inc. (“Storehouse” or the “retail segment”), a multi-channel, lifestyle home furnishings business including 69 retail home furnishings stores. Storehouse makes good design accessible by selling an edited assortment of casual, contemporary home furnishings through its stores located in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet. Originally founded in 1946 as Rowe Furniture Corporation, the Company changed its name to The Rowe Companies in March 1999 to more appropriately reflect the expanded scope of the Company’s operations.

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

During the fourth quarter of 2004, Rowe implemented an Enterprise Resource Planning (“ERP”) system and made several related manufacturing process changes. An ERP system is a fully-integrated set of programs and data bases. In our case, the suite of application programs includes order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. During and following the ERP implementation, Rowe experienced significant disruptions in order processing, scheduling and production which negatively impacted its operating results and, to a lesser extent, those of Storehouse. Customer orders were lost and entered incorrectly, raw materials were not coordinated with production needs, and shipments were misdirected or significantly late. Significant downtime, followed by extensive overtime, were experienced on the manufacturing floor over several months, while significant costs were incurred to meet delivery deadlines and respond to dissatisfied customers. While no major customers were lost completely, a number of customers cut back on their offerings of Rowe products.

In addition to the operational problems attributable to the ERP implementation, management believes several external factors impacted Rowe’s performance in 2005. First, the domestic automobile manufacturers initiated an “employee pricing” promotion to the general public, which captured substantial disposable income that might otherwise have been spent on furniture. Then, Hurricanes Katrina and Rita impacted retail sales as well as the pricing and availability of several components of upholstered furniture that are derived from petroleum. Rising gasoline prices and home heating costs also adversely impacted retail sales by reducing consumers’ discretionary income. Combined with the reduction of customer orders referred to above, incoming orders declined substantially in the fourth quarter of 2005, reducing shipments and gross profit at Rowe. At Storehouse, the impact of the above external factors contributed to the first quarterly decline in same store sales in over three years.

Toward the end of fiscal 2005, as a result of the continuing decline in operating results at both Rowe and Storehouse, the Company was in default of several covenants under its bank lending agreements. In November 2005, the Company hired the Carl Marks Advisory Group, LLC (“CMAG”) to perform an organizational review and assessment, and in December 2005 entered into a six month consulting agreement with CMAG under which three CMAG consultants have joined Rowe on a full-time interim basis to assist with implementing the firm’s recommendations for helping Rowe return to profitability. In January 2006, the Company re-financed its existing debt with a new, larger revolving credit facility and term loan with a new lender. The Company is also pursuing additional debt or equity investments to fund the future growth of Storehouse, as well as other capital and operating needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Source of Capital” and Note 5 of Notes to Consolidated Financial Statements in the Company’s Annual Report to Stockholders for the fiscal year ended November 27, 2005 included in Exhibit 13.

Operating Segments

The Company operates in two segments of the home furnishings industry, the wholesale (manufacturing) home furnishings segment and the retail home furnishings segment. The wholesale home furnishings segment includes the design and manufacture of upholstered furniture. Upholstered furniture includes sofas, loveseats, benches, ottomans and chairs, covered in fabric and imports finished leather accent pieces including chairs, benches and ottomans. The retail home furnishings segment sells upholstered furniture (primarily obtained from Rowe), leather furniture, case goods, dining sets, rugs and other home furnishing accessories through Company-owned stores in the Southeast, Southwest and Mid-Atlantic markets, its catalog and over the Internet. The segment information contained in Note 13 to the Company’s consolidated financial statements on page 45 in the Annual Report to Stockholders for the fiscal year ended November 27, 2005 included in Exhibit 13 hereto is incorporated by reference.

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

Executive Officers Who Are Not Directors

Barry A. Birnbach, age 63, has been in the service of the Company since 1968. He has served as the Company’s Vice President of Corporate Development since March 1999. Prior to becoming Vice President of Corporate Development, he was Vice President – Special Account Sales at Rowe. He is the brother of Gerald M. Birnbach, the Company’s President and Chairman of the Board.

Timothy J. Fortune, age 54, has been in the service of the Company since 1997. He served as the Company’s Vice President of Human Resources and Strategy since March 1999 until his appointment as Senior Vice President of Operations for Rowe on January 6, 2006. Prior to joining the Company, Mr. Fortune was Human Resources Administrator of the Virginia Department of Transportation from 1993 until August 1997.

Garry W. Angle, age 52, has been in the service of the Company since 1983. He has served as the Company’s Vice President-Treasurer since January 6, 2006. Prior to becoming Vice President-Treasurer, he was Vice President of Treasury Management since 1999 and Assistant Treasurer since 1986.

Forward-Looking Information

Information regarding forward-looking information is contained under Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to Stockholders for the fiscal year ended November 27, 2005 included in Exhibit 13 and is incorporated by reference.

The Industry

The furniture industry has historically been composed of numerous small domestic manufacturers and small local retailers, with a small number of larger domestic manufacturers and regional and national chains of furniture retailers.

Over the last five to ten years, several trends have impacted the furniture industry. A number of large traditional furniture retailers have filed for bankruptcy. So-called “lifestyle” home furnishings stores have captured a larger share of the retail furniture market. Several of the larger furniture manufacturers have started or expanded their own furniture retail chains, in part to provide a “secure” customer for their manufacturing operations.

Over this same time period, foreign imports of manufactured “case goods” (furniture such as bedroom and dining room furniture, tables, book shelves and entertainment centers, primarily made of wood) have grown significantly. Due to the low labor and overhead costs in the countries where they are manufactured, particularly in Asia, imported foreign goods have displaced a significant portion of domestic manufacturing capacity, causing many domestic manufacturing facilities to close.

These imported case goods have also negatively impacted furniture retailers by causing significant price depreciation in many of these product categories. The decline in sales revenue and gross profit per piece has not been offset by sufficient unit growth to maintain the same level of profitability for all retailers, and many smaller retailers in particular have struggled or closed as a result.

The upholstered fabric section of the furniture industry has seen less impact from imported goods to date. There are two primary reasons for this. First, the cost to transport upholstered furniture across the Pacific Ocean (which is higher per unit compared to that of case goods because more case good pieces can be packed in a container, spreading the cost of the container) largely offsets the savings from lower labor and overhead costs. Second, most retailers offer their customers a variety of fabric choices – floral prints, stripes, plaids, geometric patterns, etc., with each choice coming in a multiple of potential colors. This selection is usually fulfilled through a “special order” – which can take as much as twelve weeks to fulfill from Asia.

Rowe’s approximately 100 styles are available in one of over 1,000 fabrics. Over 70% of Rowe’s production is for an individual customer’s order. Subject to fabric availability, such orders are typically delivered in six to eight weeks or less, though due to problems related to the ERP implementation discussed above, customer deliveries frequently took significantly longer than this in fiscal 2005.

Storehouse has long been an importer of foreign products, and except for upholstery, most of its product offerings are imported. Storehouse imports from all over the world, including China, India, Vietnam, Malaysia, Denmark, Italy and Canada. Storehouse operates a growing number (now 69, up from 61 last year) of “lifestyle” retail furniture stores serving middle to upper middle customers.

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

In CMAG’s review, it was noted that the expansion of Rowe’s product offerings in recent years, both in terms of styles offered as well as the breadth of the fabric offerings, was negatively impacting Rowe’s ability to efficiently produce furniture. Rowe has implemented a review of styles and fabrics with the intention of narrowing its offerings in 2006 and 2007. Rowe also intends to focus on developing new products with lower manufacturing costs. Although many of the fabrics and some of the styles that may be eliminated are very similar to others that likely will be retained, no assurance can be given that this narrowing will not cause a material reduction in customer orders.

Marketing and Sales

Rowe has developed a broad and diverse national customer base. Rowe sells its manufactured products primarily through commissioned sales personnel who are employees of Rowe, dedicated to marketing Rowe’s products exclusively. Management believes that this arrangement gives Rowe a competitive advantage over many of its competitors, which sell their products through independent sales representatives who represent more than one manufacturer. Rowe’s products are sold to over 1,200 national, regional and local furniture retailers and the Company’s wholly-owned subsidiary, Storehouse. Approximately 3% of 2005, 2004 and 2003 segment sales were to customers located outside of the United States.

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

Key Customers. Rowe sells its products to over 1,200 accounts with normal credit terms being net 30 days. Shipments to its top three unaffiliated customers, as a percentage of consolidated net shipments were 7% in each of 2005, 2004 and 2003. Shipments to Rowe’s top ten unaffiliated customers as a percent of consolidated net shipments amounted to 13% in each of 2005, 2004 and 2003. Shipments to Storehouse were $20,217,000 in 2005, $19,557,000 in 2004 and $19,898,000 in 2003.

Manufacturing and Distribution

Rowe manufactures its products in four production facilities, all of which are owned. Two facilities manufacture upholstered furniture. The remaining two facilities manufacture frames and wood components in addition to kiln-drying lumber for outside customers. Total manufacturing space is approximately 1.1 million square feet.

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

Manufacturing Efficiencies. Management has, over the years, taken a number of steps to improve manufacturing efficiencies, including implementation of computerized systems in its manufacturing facilities to more effectively manage its inventories, purchasing, labor and manufacturing processes; changes in its employee compensation program; and the establishment of new internal systems to control overhead and material usage. Management believed through a combination of increased efficiencies, improved product quality, accelerated deliveries and stable pricing, Rowe would maintain a competitive advantage in marketing its products.

Beginning in 2003 through September 2004, Rowe worked to implement the ERP system referred to above. Rowe simultaneously implemented certain aspects of “lean manufacturing” techniques designed to improve quality, reduce cost and manufacturing cycle time, and train employees to perform multiple tasks. The combination of these two efforts disrupted manufacturing operations somewhat in 2004. The ERP implementation led to significant disruption in manufacturing operations in late 2004 and continued through much of 2005. Rowe was unable to properly plan and schedule production of customer orders, resulting in significant downtime, followed by significant overtime, and resulting in additional costs for expediting inbound raw materials deliveries and outbound customer deliveries. Lead times stretched from our usual 4 to 6 weeks to as many as sixteen weeks in early 2005, leading to cancelled orders, refused shipments and requests for price adjustments.

During the second half of 2005, Rowe implemented a number of corrections and updates to the ERP system to allow Rowe to correct many of these issues. Rowe is now able to use the ERP system to schedule production and order materials and seeks to better utilize the full capabilities of the ERP system by modifying business processes and conducting additional employee training. A headcount reduction was taken in October 2005 that is expected to contribute savings in 2006 of $2.5 million (at a cost of approximately $300,000 in 2005 for severance and related costs). In January 2006, the Company reassigned and eliminated several management positions that it believes will result in annualized reductions in expenses for salaries and benefits of approximately $880,000 and the incurrence of severance expenses of approximately $296,000. Since the end of 2005, scheduling has improved, overtime has been reduced significantly, and production efficiencies have improved. Working with the CMAG consultants, Rowe believes it can make additional improvements through consolidation and elimination of additional positions, centralizing certain operations and continuous review of certain product lines. The ultimate savings achieved through staff reductions or relocations will depend upon various considerations, including the number of employees to be relocated or terminated and their locations, the availability of other jobs within the Company, and the level of severance benefits. For additional discussion of these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Year Ended November 27, 2005 Versus Year Ended November 28, 2004 – Selling and Administrative Expenses” in the Company’s Annual Report to Stockholders for the fiscal year ended November 27, 2005 included in Exhibit 13.

Product Quality and Value. Rowe is committed to providing high quality, value oriented furniture at competitive prices. Product quality improvements in recent years include better undercarriage construction, the use of higher quality cushioning materials and improved fabric matching. Rowe had been successful in providing this quality while generally holding prices steady in past years. Notwithstanding these improvements, Rowe has experienced manufacturing quality control problems in recent years raising manufacturing costs and causing delays in shipments to customers. Based on the recommendation of CMAG, in an effort to improve manufacturing quality control, the Company in January 2006 reorganized its quality control function to report directly to Rowe plant managers, rather than to senior management at Rowe, and give greater authority to plant management to stop production to correct problems earlier in the manufacturing process. Rowe implemented modest price increases in 2004 relating to steel components for sleep sofas, and in both 2004 and again at the end of 2005 (with the benefit to be realized largely in 2006) related to increased prices of petroleum-derived components such as polyurethane foam (used as cushioning in seat backs, arms, and seat cushions), poly bags used for packaging, and similar materials. The 2005 price increase averaged approximately 6% overall.

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

Another special emphasis of Rowe’s customer service is the prompt delivery of its products, a significant portion of which are manufactured and historically have been shipped generally within 30 days of receipt of an order. Rowe’s order entry, credit approval, manufacturing and shipping systems are all designed to provide prompt delivery to its customers. The ERP and lean manufacturing initiatives as previously discussed were intended to maintain Rowe’s leadership position in prompt delivery.

Rowe’s problems in 2005 following the ERP implementation contributed to significant delays in shipments to customers. In 2006, with ERP implementation problems believed to be largely resolved and with steps taken to improve manufacturing quality control, Rowe is focused on regaining our customer’s trust in regards to timely delivery of correct, high-quality products. As we seek to regain that trust and further improve our operations, we will work to restore the historical 30 day delivery timeframe.

Employee Compensation. At Rowe, plant employees are compensated primarily on hourly rates plus bonuses for productivity improvements and cost reductions on a facility-wide basis. Management believes that this program provides incentive for employees to contribute to facility-wide efficiency, quality improvements and cost reductions.

Manufacturing Capacity. Rowe generally operates its manufacturing facilities on a one-shift, five day per week basis. At this time, the Company has no plans to construct or lease additional manufacturing facilities.

Backlog. Rowe generally manufactures its products in response to actual customer orders and typically ships the finished product within 30 days following receipt of the related order, depending upon fabric availability. Accordingly, the level of backlog at any particular time is limited, and is not necessarily indicative of the level of future shipments. Rowe’s backlog of unshipped orders was approximately $11.9 million as of November 27, 2005, compared to $17.7 million as of November 28, 2004. Rowe anticipates that 100% of the backlog as of November 27, 2005 will be shipped in fiscal 2006.

Distribution. Rowe’s products are primarily shipped to its customers through a dedicated carriage service with a nationally recognized truck leasing company. Under this agreement, Rowe’s products are delivered in accordance with its specifications on a modern fleet of over-the-road tractors and trailers that prominently display the Rowe Furniture name. Management believes that this agreement offers favorable terms, allows it to meet its delivery deadlines and improves Rowe’s name recognition. This agreement expires February 28, 2007. West Coast shipments are provided by what management believes to be a favorable arrangement for carriage of Rowe’s products utilizing third-party distribution services. Transportation services are a combination of contract carrier agreements and intermodal transportation/distribution operations. Mode selection is based on the volume of delivery into a geographic area as well as the required level of delivery service. International shipments of upholstered furniture are primarily shipped in full containers utilizing third-party freight forwarders.

Raw Materials

The raw materials used include fabrics, lumber, plywood, polyurethane foam, metal components, mattresses and finishing materials. Other than lumber and fabric, all raw materials used by Rowe are generally available on an “as needed” basis. Rowe maintains what it believes to be an adequate supply of raw materials in inventory.

Rowe currently obtains its raw materials from a limited number of suppliers, and in the case of hardwood plywood, primarily from a single supplier. However, management does not believe that Rowe is dependent upon a single supplier for any of its materials, as substitute suppliers are available. Management believes that its sources of raw materials are adequate. Management forms strong relationships with its suppliers and negotiates favorable prices for its raw materials. With the help of CMAG, Rowe is currently evaluating ways to reduce the costs of raw materials.

During 2004 and 2005, the price of oil fluctuated significantly while trending substantially upward. In December 2003, the average price of a barrel of oil was $28.63 (per a data series maintained by the United States Department of Energy); in September 2005, it was $58.79. This increase in oil prices, combined with production capacity issues for various oil-derived products due to damage to facilities in Texas and Louisiana following Hurricanes Katrina and Rita, caused Rowe to find alternative sources for such products as polyurethane foam and packaging materials in the fall of 2005, and to implement a price increase of approximately 6% on average across Rowe’s product line, which will be reflected in revenue per unit as 2006 progresses. Virtually all domestic manufacturers faced these same issues, with varying degrees of impact.

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

Subsequent to the combination, same store sales improved by 3.1% during the fourth quarter of the Company’s 2002 fiscal year, the first sustained positive growth in two years. Positive growth continued in 2003, with same store sales growth in eleven of the twelve months, totaling 9.9% overall for the year. This trend continued in 2004, with positive same store sales growth for every month of the year, totaling 10.7% overall. Same store sales growth totaled .8% in fiscal 2005, as a decline in the fourth quarter of 2005 (due to general economic effects following Hurricanes Katrina and Rita and the cumulative impact of rising energy costs), largely offset the positive same store sales gains in each of the first three quarters of fiscal 2005.

Storehouse operates 69 retail stores ranging in size from 4,000 to 18,000 square feet and three distribution centers averaging approximately 100,000 square feet each. All retail store locations and distribution centers are leased. The stores are located in the Southeast, Southwest and Mid-Atlantic markets, particularly in the Atlanta, Georgia metropolitan area, Florida, Texas and the Washington, DC/Baltimore metropolitan area. These stores sell upholstered furniture, most of which is provided by Rowe; leather furniture; case goods, such as tables, bedroom furniture, chairs and entertainment centers; and lamps, rugs and other accessories. Approximately 49% of Storehouse’s product purchases were from foreign vendors in 2005, compared to 39% in 2004.

From its acquisition by Rowe in 1999 through the completion of the merger of Home Elements into Storehouse in late 2002, the Storehouse management team was focused on updating the brand, building a sales culture and team oriented around that brand, and updating the infrastructure to prepare for a period of growth in stores and sales. During 2003, Storehouse expanded its advertising brochure into a direct response marketing catalog with double the pages (from 32 to 64), more product and enhanced product information. A call center was added to take direct from consumer sales calls. A textile program, focused on quality window treatments and related products coordinated with the home furnishings available in the store, was developed and marketed starting in late 2003. In early 2004, Storehouse rolled out its internet sales program, building on the success of the catalog and the call center. In 2005, Storehouse’s fifth catalog was added with an expanded page count of approximately 100 and a significant increase in the number of catalogs distributed compared to 2004.

These initiatives, combined with the improvements in the sales team and culture mentioned above, contributed to the strong same store sales growth in 2003 and 2004 described above. In the second half of 2004, Storehouse’s store growth plans began to be realized, with four new stores opened in the second half of the year. In 2005, ten new stores opened, along with the relocation of three other stores. Storehouse also closed two stores in each of 2004 and 2005. The new stores have had a negative impact overall on operating results in 2005, as a newly opened store generally needs 4 to 6 months to become profitable on a monthly basis, and 12 to 18 months to become profitable on a cumulative basis. In addition, Rowe’s ERP-related issues also impacted Storehouse’s operations especially in the first half of 2005, as customer orders that included pieces ordered from Rowe were delayed. In an effort to reduce expenses, improve processes and allow management to focus more on improving the profitability of existing locations, more limited growth is planned for Storehouse in 2006, with six new store openings, two closings and the anticipated re-opening of its New Orleans store, closed in 2005 due to damage from Hurricane Katrina.

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

Competition

The furniture industry is highly competitive and includes a large number of manufacturers and retailers. The market in which the Company competes includes a large number of manufacturers of upholstered and wood furniture as well as a growing base of traditional furniture stores and specialty furniture retailers. Certain of the Company’s competitors have greater financial resources than the Company. The Company’s manufacturing segment also faces increasing price competition from foreign manufacturers, particularly in Asia, which have lower manufacturing and overhead costs. Management believes that the high quality, design and competitive pricing of the Company’s products, the Company’s unique retail format, the Company’s reputation among retailers and customers and the Company’s commitment to customer service have historically enabled the Company to compete successfully in this market. As a result of ERP implementation issues, however, the Company experienced customer service problems and significant delays in shipments in 2005 that led a number of customers to cut back on their offerings of Rowe products. Although the ERP implementation problems are believed to be largely resolved, to successfully compete, the Company must restore its reputation for high product quality and on-time customer delivery.

Employees

As of November 27, 2005, the Company employed approximately 2,400 full-time employees, of whom approximately 800 are in management, supervisory and sales positions. None of the Company’s employees are covered under a collective bargaining agreement. The Company considers its employee relations to be good.

Trademarks

The Company, through a wholly-owned intellectual property holding company, has registered its “Rowe”, “Regency Manor”, “Comfortable Stuff”, “Comfortable Stuff by Rowe”, “Earth & Elements”, “Home Elements”, “Home Wear”, “J. L. D. Jami L. Designs Really Smart Furniture”, “Jami L. Designs”, “Robin Bruce”, “Room Scenes”, “Room Sense”, “Rowe Furniture Rowe” and “Studiorowe” trademarks with the United States Patent and Trademark Office. The Company, through a wholly-owned operating subsidiary, has also registered with the United States Patent and Trademark Office the “Storehouse” trademark. An application for registration of the Company’s “Mini Mod by Rowe” trademark is pending before the United States Patent and Trademark Office. In addition, the Company has certain of its trademarks registered in Australia, Brazil, Canada, Chile, the European Community, Germany and Mexico, and applications for registration of certain of the Company’s trademarks are pending in Brazil, the European Community and Mexico. Management believes that its trademark position is adequately protected in all markets in which the Company does business. Management also believes that the Company’s trade names are recognized by dealers and distributors and are associated with a high level of quality and value.

Insurance

The Company maintains what management believes is a comprehensive casualty, liability and property insurance program. Additionally, the Company maintains self-insurance programs for that portion of health care and workers’ compensation costs not covered by insurance.

Item 2. Properties.

The following table sets forth certain information concerning Rowe’s manufacturing facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Salem, Virginia.	Manufacturing	241,000	Owned
Elliston, Virginia	Administrative Office and Manufacturing	435,000	Owned	*
Poplar Bluff, Missouri	Manufacturing	300,000	Owned
Morehouse, Missouri.	Manufacturing	136,000	Owned

*	As of January 6, 2006

The Company’s retail segment operates the following major facilities:

Location	Description	Approximate Size in Square Feet	Owned or Leased
Laurel, Maryland	Retail distribution center	111,000	Leased
Atlanta, Georgia	Retail distribution center	96,060	Leased
Houston, Texas	Retail distribution center	92,250	Leased

In addition, Storehouse leases administrative offices in Atlanta, Georgia, 71 retail store locations (including leases for stores to be opened in 2006) and a cross-dock facility in Cranbury, New Jersey. Rowe also leases one furniture showroom, and the Company leases executive and administrative offices in McLean, Virginia, which are shared by the Company and Rowe.

In addition, the Company owns the following property that is held for investment and leased on a net basis:

Location	Lease Expires	Description	Approximate Size in Square Feet
Salem, Virginia	Various thru 12-31-07	Industrial	290,000	*

*	33% of this property is currently leased

Rental income, net of commissions, was $333,000 in 2005, $489,000 in 2004, and $322,000 in 2003

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the quarter ended November 27, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

(a) The information contained under the caption “Stock Price and Dividend Data” on page 48 in the Annual Report to Stockholders for the fiscal year ended November 27, 2005 is included in Exhibit 13 hereto and incorporated herein by reference.

(b) Not applicable

(c) The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended November 27, 2005

Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
08/29/05 through 10/02/05	—	$—	—	—
10/3/05 through 10/30/05	243	3.19	—	—
10/31/05 through 11/27/05	430	2.64	—	—

Total	673	$2.84	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the Company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its revolving credit facility and Tranche B loan from purchasing its shares.

Item 6. Selected Financial Data.

The information contained under the caption “Five-year Summary” on page 9 in the Annual Report to Stockholders for the fiscal year ended November 27, 2005 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The management’s discussion and analysis of financial condition and results of operations section on pages 10 to 24 of the Annual Report to Stockholders for the fiscal year ended November 27, 2005 is included in Exhibit 13 hereto and incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Because the Company’s obligations under its long-term debt bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances outstanding as of November 27, 2005, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $85,000.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of its retail inventory, and some of its raw materials from foreign sources. See “Forward-Looking Statements” under “Item 1. Business.”

Item 8. Financial Statements and Supplementary Data.

The following information on pages 25 to 47 in the Annual Report to Stockholders for the fiscal year ended November 27, 2005 is included in Exhibit 13 hereto and incorporated herein by reference:

Consolidated Balance Sheets— November 27, 2005 and November 28, 2004

Consolidated Statements of Operations and Comprehensive Income (Loss)— Years Ended November 27, 2005, November 28, 2004, and November 30, 2003

Consolidated Statements of Stockholders’ Equity— Years Ended November 27, 2005, November 28, 2004 and November 30, 2003

Consolidated Statements of Cash Flows— Years Ended November 27, 2005, November 28, 2004 and November 30, 2003

Notes to Consolidated Financial Statements (includes selected quarterly financial data)

Report of Independent Registered Public Accounting Firm

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the chief executive officer and the principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report (November 27, 2005), in ensuring that material information relating to The Rowe Companies, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

During the quarter ended November 27, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 9B. Other Information

None.

PART III

Notwithstanding anything below to the contrary, the Report of the Compensation and Stock Option Committee, the Report of the Audit Committee and the Performance Graph contained on pages 15 through 18 of the Company’s 2006 Annual Meeting Proxy Statement are not incorporated by reference in this Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

Information Concerning Directors and Executive Officers

The information required by Item 10 will be contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Audit Committee Financial Expert

The information concerning the Audit Committee financial expert will be contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and greater than ten percent beneficial owners of the Company’s common stock will be contained in the Company’s 2006 Annual Meeting Proxy Statement. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Code of Ethics

The Company has adopted a code of business conduct and ethics applicable to all directors, officers and employees, known as The Rowe Companies Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company’s website at http://www.therowecompanies.com. Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

The Rowe Companies

Attention: Deborah Jacks

2121 Gardner Street

Elliston, Virginia 24087

540-444-5034

Debbie.jacks@therowecompanies.com

Item 11. Executive Compensation.

The information required by Item 11 will be contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information concerning security ownership required by Item 12 will be contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

The following table sets forth securities authorized for issuance under equity compensation plans as of November 27, 2005. All applicable equity compensation plans were previously approved by security holders.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,901,079	$5.44	732,833
Equity compensation plans not approved by security holders	0	0	0

Total	1,901,079	$5.44	732,833

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

PART IV

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services will be contained in the Company’s 2006 Annual Meeting Proxy Statement and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the Company’s fiscal year end.

Item 15. Exhibits and Financial Statement Schedules.

(a)1. Financial Statements:

The consolidated balance sheets as of November 27, 2005 and November 28, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, cash flows and notes to consolidated financial statements for each of the three years in the period ended November 27, 2005, together with the report of BDO Seidman, LLP dated January 19, 2006, except for Note 5 which is as of January 27, 2006 appearing in the 2005 Annual Report to Stockholders filed as Exhibit 13 to this Form 10-K. The following additional financial data should be read in conjunction with the consolidated financial statements in such 2005 Annual Report to Stockholders.

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

THE ROWE COMPANIES

By:	/s/ G. W. Angle
G. W. Angle, Vice President-Treasurer

February 24, 2006

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ G. M. BIRNBACH G. M. Birnbach	Chairman of the Board President, Director (Principal Executive Officer)	February 24, 2006

/S/ R.E. CHENEY R. E. Cheney	Director	February 24, 2006

/S/ H. I. PTASHEK H. I. Ptashek	Director	February 24, 2006

/S/ C. T. ROSEN C. T. Rosen	Director	February 24, 2006

K. J. Rowe	Director

/S/ S. J. SILVER S. J. Silver	Director	February 24, 2006

/S/ G. O. WOODLIEF G. O. Woodlief	Director	February 24, 2006

/S/ G. W. ANGLE G. W. Angle	Vice President-Treasurer (Principal Financial and Accounting Officer)	February 24, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

3.2	By-laws of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No.333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

4	Specimen Stock Certificate (filed as an exhibit to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 5, 1994 and incorporated herein by reference)

10.2	Rowe Furniture Corporation Amended and Restated Supplemental Executive Retirement Plan II (filed as an exhibit to the Company’s Registration Statement on Form S-1 No. 33-74504 filed with the Securities and Exchange Commission on January 27, 1994 and incorporated herein by reference)

10.5	Salary Continuation Agreement dated December 6, 1984 between the Company and Mr. Barry A. Birnbach (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.6	First Amendment to the Salary Continuation Agreement By and Between Rowe Furniture Corporation and Barry A. Birnbach dated August 28, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference)

10.7	Employment Agreement dated February 2, 1998 between the Company and Mr. Gerald M. Birnbach (incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 12, 1998)

10.8	The Rowe Companies 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 3, 2003 and incorporated herein by reference)

10.9	The Rowe Companies Amended and Restated 1993 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Registration Statement on Form S-8 (No. 333-82571 filed with the Securities and Exchange Commission on July 9, 1999 and incorporated herein by reference)

10.10	Credit Agreement dated January 6, 2006 among The Rowe Companies, Rowe Furniture, Inc. Storehouse, Inc. and General Electric Capital Corporation (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference)

10.11	Letter Agreement dated January 7, 2006 among The Rowe Companies, Rowe Furniture, Inc., Storehouse, Inc. and General Electric Capital Corporation (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference)

Exhibit No.	Description
10.12	First Amendment to Credit Agreement dated as of January 27, 2006 among The Rowe Companies, Rowe Furniture, Inc., Storehouse, Inc. and General Electric Capital Corporation (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2006 and incorporated herein by reference)

10.13	Letter of Credit Agreement dated as of January 27, 2006 between Gerald M. Birnbach and General Electric Capital Corporation (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2006 and incorporated herein by reference)

10.14	Letter of Credit Agreement dated as of January 27, 2006 between Sidney J. Silver and General Electric Capital Corporation (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 30, 2006 and incorporated herein by reference)

10.15	Agreement dated January 26, 2006, among Sidney J. Silver, Gerald M. Birnbach, The Rowe Companies, Rowe Furniture, Inc., Storehouse, Inc., Rowe Diversified, Inc. and Rowe Properties, Inc. (filed as an exhibit to the Company’s Form 8-K filed with Securities and Exchange Commission on January 30, 2006 and incorporated herein by reference)

10.16	Form of Incentive Stock Option Agreement under 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.17	Form of Non-Qualified Stock Option Agreement under 2003 Stock Option and Incentive Plan (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.18	Deferred Compensation Agreement between the Company and Barry A. Birnbach dated August 31, 1978 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.19	First Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated March 13, 1980 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.20	Second Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 4, 1986 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.21	Third Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated June 13, 1989 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

Exhibit No.	Description
10.22	Fourth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 9, 1991 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.23	Fifth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 3, 1993 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.24	Sixth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 5, 1995 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.25	Seventh Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 6, 1996 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.26	Eighth Amendment to Deferred Compensation Agreement between the Company and Barry A. Birnbach dated December 1, 1999 (filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on February 28, 2005 and incorporated herein by reference)

10.27	Separation Agreement dated February 3, 2006 between the Company and Gene S. Morphis (filed as an exhibit to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference)

10.28	Current Executive Officer Salary and Bonus Arrangements

10.29	Current Director Compensation Arrangements

13	Portions of the Annual Report for the year ended November 27, 2005

21	List of Subsidiaries

23	Consent of BDO Seidman, LLP

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

The Rowe Companies

McLean, Virginia

The audits referred to in our report dated January 19, 2006, except for Note 5 which is as of January 27, 2006, relating to the consolidated financial statements of The Rowe Companies, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

High Point, North Carolina
January 19, 2006

THE ROWE COMPANIES

AND WHOLLY-OWNED SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended November 27, 2005, November 28, 2004 and November 30, 2003

(Thousands of Dollars)

COLUMN A	COLUMN B	COLUMN C		COLUMN D			COLUMN E
Description	Balance at Beginning of Period	Additions		Deductions (Describe)			Balance at End of Period
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts (Describe)
Allowance for Doubtful Accounts—2005	$800	$(62)	$—		$338	(A)	$400
Reserve for Returns and Allowances – 2005	$—	$321	$—		$—		$321	(B)
Allowance for Doubtful Accounts—2004	$850	$107	$—		$157	(C)	$800
Allowance for Doubtful Accounts—2003	$1,100	$376	$—	$ $	384 242	(D) (E)	$850

(A)	Accounts charged off less bad debt recoveries of $95,000
(B)	The Company established this reserve during 2005 due to the magnitude of issues resulting from the ERP implementation, and difficulty in the timely processing of such credits in the new system.
(C)	Accounts charged off less bad debt recoveries of $102,000
(D)	Accounts charged off less bad debt recoveries of $54,000
(E)	Balance in allowance attributable to Mitchell Gold customers