Form 10-Q
period 2006-02-26
ROWE COMPANIES
filed 2006-04-12
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 26, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at February 26, 2006
Common stock, par value $1.00 per share	13,290,023 shares

THE ROWE COMPANIES

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	February 26, 2006	November 27, 2005
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,777	$1,008
Restricted cash collateralizing letters of credit	1,278	1,961
Accounts receivable, net	14,068	15,649
Income taxes receivable	1,499	1,499
Inventories (Note 4)	39,241	42,677
Deferred income tax asset	598	570
Prepaid expenses and other	4,127	5,304

Total current assets	63,588	68,668

PROPERTY AND EQUIPMENT, net	44,725	45,994

GOODWILL	13,182	13,182
OTHER NONCURRENT ASSETS	11,157	6,372

	$132,652	$134,216

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,439	$23,840
Income taxes payable	591	1,071
Customer deposits	15,135	15,338

Total current liabilities	42,165	40,249

LONG-TERM DEBT (Note 5)	34,386	34,183
DEFERRED RENT	10,415	10,634
DEFERRED LIABILITIES	1,593	1,551

Total liabilities	88,559	86,617

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares; issued shares 16,726,234 and 16,726,234, respectively; outstanding shares 13,290,023 and 13,292,217 respectively	16,726	16,726
CAPITAL IN EXCESS OF PAR VALUE	23,285	23,285
RETAINED EARNINGS	26,108	29,474
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	—	135
Less treasury stock, 3,436,211 shares in 2006 and 3,434,017 shares in 2005	(22,026)	(22,021)

Total stockholders’ equity	44,093	47,599

	$132,652	$134,216

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED FEBRUARY 26, 2006 AND FEBRUARY 27, 2005

UNAUDITED

	Three Months Ended
	February 26, 2006	February 27, 2005
	(in thousands, except per share amounts)
Net shipments	$67,049	$65,511
Cost of shipments	43,778	45,240

Gross profit	23,271	20,271
Selling and administrative expenses	27,656	25,128

Operating loss	(4,385)	(4,857)
Interest expense	(1,141)	(522)
Other income, net	241	788

Loss from continuing operations before taxes	(5,285)	(4,591)
Tax benefit	(1,919)	(1,689)

Net loss from continuing operations	(3,366)	(2,902)

Discontinued operations (Note 10):
Earnings from discontinued real estate operations, net of tax expense of $43	—	70
Gain on disposal of Sylmar investment property, net of tax expense of $1,680	—	2,683

Net loss	$(3,366)	$(149)

Net loss from continuing operations per common share	$(0.25)	$(0.22)

Net loss per common share	$(0.25)	$(0.01)

Weighted average common shares	13,290	13,274

Net loss from continuing operations per common share assuming dilution	$(0.25)	$(0.22)

Net loss per common share assuming dilution	$(0.25)	$(0.01)

Weighted average common shares and equivalents	13,290	13,274

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

FEBRUARY 26, 2006 AND FEBRUARY 27, 2005

UNAUDITED

	2006	2005
	(in thousands)
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$68,368	$67,578
Cash paid to suppliers and employees	(65,926)	(77,907)
Income taxes received (paid), net	(367)	1,187
Interest paid	(1,141)	(677)
Other receipts - net	244	1,231

Net cash and cash equivalents provided by (used in) operating activities	1,178	(8,588)

Cash flows from investing activities:
Increase in cash surrender value	(27)	(31)
Proceeds from sale of assets	—	5,173
Capital expenditures	(263)	(2,534)

Net cash provided by (used in) investing activities	(290)	2,608

Cash flows from financing activities:
Restricted cash released from (deposited to) collateral for letters of credit	683	200
Draws under revolving loans	1,651	7,861
Initial draw under new revolving loan	34,035	—
Repayments under revolving loans	(2,152)	—
Payments to reduce long-term debt	(33,331)	(3,676)
Proceeds from issuance of common stock	—	124
Purchase of treasury stock	(5)	(20)

Net cash provided by financing activities	881	4,489

Net increase (decrease) in cash and cash equivalents	1,769	(1,491)

Cash at beginning of period	1,008	5,560

Cash at end of period	$2,777	$4,069

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED

FEBRUARY 26, 2006 AND FEBRUARY 27, 2005

UNAUDITED

	2006	2005
	(in thousands)
Net loss	$(3,366)	$(149)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Pre-tax loss (gain) on disposition of assets	2	(4,353)
Depreciation and amortization	1,547	1,442
Provision for deferred compensation	46	79
Payments made for deferred compensation	(60)	(60)
Provision for losses on accounts receivable	59	60
Provision for deferred taxes	(1,806)	(56)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,522	1,913
Decrease (increase) in inventories	3,436	(3,574)
Decrease (increase) in prepaid expenses and other	1,104	(1,251)
Decrease (increase) in other miscellaneous assets	(3,060)	(47)
Increase (decrease) in accounts payable	3,643	(1,643)
Increase (decrease) in income taxes payable	(480)	1,279
Increase (decrease) in accrued expenses	(987)	(2,320)
Increase (decrease) in customer deposits	(203)	(40)
Increase (decrease) in deferred rent	(219)	132

Total adjustments	4,544	(8,439)

Net cash provided by (used in) operating activities	$1,178	$(8,588)

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe” or the “manufacturing segment”), its core upholstered furniture manufacturing subsidiary, and Storehouse Inc., (“Storehouse” or the “retail segment”), a multi-channel, lifestyle home furnishings business including 70 retail home furnishings stores.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of February 26, 2006 and the results of operations and cash flows for the three months ended February 26, 2006 and February 27, 2005. Selling and administrative expenses included $2,054,000 and $1,649,000 of retail delivery expenses for the three months ended February 26, 2006 and February 27, 2005, respectively.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended November 27, 2005.

Note 3 -	The results of operations for the three months ended February 26, 2006 and February 27, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	February 26, 2006	November 27, 2005
	(in thousands)
Retail merchandise	$23,566	$25,768
Finished goods	2,481	2,610
Work-in-process	2,803	3,172
Raw materials	10,391	11,127

Total inventories	$39,241	$42,677

Note 5 -	On January 6, 2006, the Company completed the refinancing of its existing long-term debt with a new lender, paying off the entire balance of its capital lease, term loan and revolving bank loan (which totaled $34.2 million as of November 27, 2005). The new financing consists of a senior secured $7.0 million Tranche B loan maturing January 6, 2009, and a three year senior secured revolving credit facility with a current maximum of $45.0 million that will increase to $50.0 million if the Company raises additional equity generating net proceeds of at least $9.5 million and secures a commitment to raise additional equity generating net proceeds of at least $2.0 million, in each case on terms and conditions reasonably satisfactory to the lender. The Company borrowed the full amount under the Tranche B loan, and approximately $27 million under the revolving credit facility, at closing to pay off the existing debt and to pay fees associated with the refinancing transaction. No principal payments are required under either the Tranche B loan or the revolving credit facility prior to the stated maturity absent an event of default giving the lender the right to accelerate the maturity of the debt.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The interest rates on both loans are variable and based on a margin, generally over 30 day LIBOR (the Company has the option to choose 30, 60, or 90 day LIBOR, or the greater of the prime rate or the Federal Funds rate plus 50 basis points). The margin re-sets quarterly based on the Company’s available additional borrowings under the revolving credit facility, and after June 30, 2006, the interest rate on the revolving credit facility will also vary based upon the Company’s financial performance. As of February 26, 2006, the margin over 30 day LIBOR was 1.75% for the revolving loan, and 5.50% for the Tranche B loan; 30 day LIBOR was 4.64%.

As of February 26, 2006, the Company had $15.7 million available for additional borrowings under the revolving credit facility, and was in compliance with the various covenants under the credit agreement governing the revolving credit facility and Tranche B loan.

Note 6 -	The following table shows the components of the earnings per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended
	February 26, 2006	February 27, 2005
	(in thousands)
Net loss available to basic and diluted shares	$(3,366)	$(149)

Weighted average common shares outstanding (Basic)	13,290	13,274
Effect of dilutive stock options	—	—

Weighted average common shares and equivalents outstanding (Diluted)	13,290	13,274

As of February 26, 2006, there were 1,487,811 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the loss reported for the period ended February 26, 2006, an additional 264,920 options which would have been dilutive if not for the loss for the period (as the exercise prices of these options were less than the average market price of the Company’s common stock for the three months then ended), were also excluded from the computation of the effect of dilutive options shown in the table above.

As of February 27, 2005, there were 898,831 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

dilutive stock options shown in the table above. In addition, due to the loss reported for the period ended February 27, 2005, an additional 775,251 options which would have been dilutive if not for the loss for the period, were also excluded from the computation of the effect of dilutive options shown in the table above.

Note 7 -	The Company’s operations are classified into two business segments, manufacturing and retail home furnishings. The manufacturing segment, consisting specifically of Rowe, manufactures upholstered furniture (sofas, loveseats, occasional chairs and sleep sofas, covered primarily in fabric) for distribution through home furnishings retailers. The retail segment, consisting specifically of Storehouse, sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe), case goods, and home accessories. The other category is comprised of additional subsidiaries reviewed by management, including parent company expenses.

	Manufacturing Segment	Retail Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2006

Net shipments	$33,791	$38,061	$—	$(4,803)	$67,049
Operating income (loss)	(1,223)	(1,315)	(1,948)	101	(4,385)
Interest expense	(485)	(195)	(461)	—	(1,141)
Other income, net	(523)	(280)	1,044	—	241
Earnings (loss) from continuing operations before taxes	(2,231)	(1,790)	(1,365)	101	(5,285)

Depreciation and amortization	722	800	25	—	1,547
Capital expenditures	126	137	—	—	263
Total assets	90,370	54,322	38,204	(50,244)	132,652

2005
Net shipments	$35,013	$34,641	$—	$(4,143)	$65,511
Operating income (loss)	(2,292)	(996)	(1,670)	101	(4,857)
Interest expense	(222)	(170)	(130)	—	(522)
Other income, net	154	(223)	857	—	788
Earnings (loss) from continuing operations before taxes	(2,360)	(1,389)	(943)	101	(4,591)

Depreciation and amortization	765	625	52	—	1,442
Capital expenditures	660	1,802	72	—	2,534
Total assets	108,620	42,222	45,411	(55,577)	140,676

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 -	The components of comprehensive income (loss) for the three months ended February 26, 2006 and February 27, 2005, are shown below:

	Three Months Ended
	February 26, 2006	February 27, 2005
	(in thousands)
Net loss	$(3,366)	$(149)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	(25)	42
Payments (receipts) transferred to expense	(110)	16

Comprehensive loss	$(3,501)	$(91)

Note 9 -	Prior to the start of fiscal year 2006, the Company used the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carried an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost was reflected in the Company’s Consolidated Statements of Operations. Effective in fiscal 2006, the Company has adopted FAS 123R and will, upon the next grant of options, account for the options using a fair value based method, which will include recording the compensation cost of the options in the Consolidated Statements of Operations.

The following table shows the impact of using a fair value based method of accounting for employee stock options and the impact on loss and loss per share:

	Three Months Ended
	February 26, 2006	February 27, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(3,366)	$(149)
Loss per share, basic, as reported	$(0.25)	$(0.01)
Loss per share, diluted, as reported	$(0.25)	$(0.01)

Stock-based employee compensation cost, net of related taxes, included in net earnings as reported	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net earnings if the fair value based method had been applied	$—	$11

Pro forma net loss, including the impact of applying the fair value based method	$(3,366)	$(160)
Pro forma loss per share, basic	$(0.25)	$(0.01)
Pro forma loss per share, diluted	$(0.25)	$(0.01)

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 10 -	During fiscal 2004 and 2005, the Company’s Board of Directors approved management’s plans to sell three real estate investment properties. The first property, located in Sylmar, California, was sold in December, 2004. Net proceeds of $5.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain, net of taxes, of $2.7 million, or $0.20 per share, during the first quarter of fiscal 2005. The Company completed the sales of the other two properties, located in Jessup, Maryland, and Christiansburg, Virginia, during the third quarter of fiscal 2005.

Income and expense items associated with these properties have been classified as discontinued operations. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

2005
(in thousands)
Other income, net	$269
Gain on sale	4,362
Interest expense	(155)

Earnings before taxes	$4,476

Earnings per share	$0.21
Earnings per diluted share	$0.21

Note 11 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at this time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 12 -	During the three months ended February 27, 2005, the Company settled litigation with a vendor. In addition to reversing approximately $460,000 of previously accrued cost of shipments, the Company reported in other income, net approximately $680,000 before taxes, representing amounts, net of legal expenses, received from the vendor to settle the litigation.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 70 stores from Texas through the Southeast and Mid-Atlantic markets.

In the fourth quarter of fiscal 2004, Rowe implemented its Enterprise Resource Planning (“ERP”) system, a fully-integrated set of programs and data bases including order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. As previously reported by the Company, a number of problems occurred from the ERP implementation and related manufacturing process changes. These problems significantly impacted Rowe’s ability to produce and ship orders in a timely and efficient manner, resulting in downtime in the production facilities; overtime to compensate for the downtime; expedited inbound transportation of critical materials and expedited shipments to customers, both at significant excess cost. The disruption in the orderly flow of products to Rowe’s dealers and their customers resulted in the loss of follow-on orders from some dealers, resulting in lower shipments in the latter months of 2005 and continuing into the first quarter of 2006. During 2005, Rowe focused on identifying, correcting and resolving the various errors and other problems that resulted from the ERP implementation and related manufacturing process changes.

In the first quarter of 2006, compared to the first quarter of 2005, consolidated net shipments increased, gross profit and gross margins improved, and operating losses were reduced. However, increased selling and administrative expenses (primarily due to new store openings by Storehouse), increased interest expense (due to both higher rates and balances) and the absence in the first quarter of 2006 of the gain from litigation in the first quarter of 2005 left the Company with a larger net loss from continuing operations for the 2006 quarter, versus the prior year.

Many challenges lie ahead for the Company. Based on the trend of declining incoming orders, the Company currently expects that manufacturing segment net shipments for the full year 2006 will be substantially less than for 2005. In the retail segment, sales at existing stores declined 1.9% in the first quarter of 2006 as compared to the same period last year and are expected to be under budget for the full year 2006.

In response to the anticipated decline in manufacturing segment sales, the Company, in the second quarter of fiscal 2006, began implementing a restructuring that includes the elimination of approximately 200 manufacturing positions, the renegotiation of certain raw material pricing arrangements and various changes in the manufacturing process to reduce waste and otherwise improve efficiency. These initiatives are expected to result in annualized savings of approximately $9.6 million, net of approximately $222,000 in severance costs incurred in the second quarter of 2006. This recent headcount reduction follows the reductions taken in October 2005 and January 2006, which are expected to result in additional annualized savings of approximately $2.8 million, for total expected annualized savings of approximately $12.4 million. Management of Storehouse is evaluating ways to immediately improve sales at underperforming existing locations. In addition, Gerald M. Birnbach, the Company’s Chairman and President, has agreed to reduce his salary by 50% until the Company’s performance improves substantially.

Despite the cost reduction initiatives being undertaken, the Company anticipates that neither the manufacturing segment nor the retail segment will generate sufficient profits from operations to cover its respective share of interest expense, corporate overhead and capital expenditures. Consequently, the Company believes that unless sales improve significantly or the lender increases the Company’s borrowing availability under its revolving credit facility, the Company will need to raise additional equity capital or debt to have sufficient cash for operations. The Company’s excess availability reserve requirement under its revolving credit facility (i.e., the amount of money otherwise eligible to be borrowed by the Company against its assets that the lender is not required to fund) is currently $10.0 million. If the Company needs to raise additional equity capital or debt and is unable to do so, a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, loss of customers and cancellation of orders, and other potential adverse impacts. As previously reported, the Company has retained an investment banking firm to assist it in its capital raising efforts. While this firm has held preliminary discussions with a number of prospective investors, no assurance can be given as to when or whether an agreement to provide equity or debt financing to the Company on terms acceptable to the Company will be reached. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Three Months Ended February 26, 2006 Versus Three Months Ended February 27, 2005

	2006	2005	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$33,791	$35,013	$(1,222)	(3.5)
Sales to retail segment	(4,803)	(4,143)	(660)	15.9

Manufacturing, net of eliminations	28,988	30,870	(1,882)	(6.1)
Retail	38,061	34,641	3,420	9.9

Consolidated net shipments	$67,049	$65,511	$1,538	2.3

Gross profit:
Manufacturing, net of eliminations	$4,000	$3,141	$859	27.3
Retail	19,271	17,130	2,141	12.5

Consolidated gross profit	$23,271	$20,271	$3,000	14.8

Gross margin:
Manufacturing	13.8%	10.2%
Retail	50.6%	49.5%
Consolidated gross margin	34.7%	30.9%

Selling and administrative expenses:
Manufacturing	$5,122	$5,332	$(210)	(3.9)
Retail	20,586	18,126	2,460	13.6
Other	1,948	1,670	278	16.6

Consolidated selling and administrative expenses	$27,656	$25,128	$2,528	10.1

Operating income (loss):
Manufacturing	$(1,122)	$(2,191)	$1,069	(48.8)
Retail	(1,315)	(996)	(319)	32.0
Other	(1,948)	(1,670)	(278)	16.6

Consolidated operating income (loss)	$(4,385)	$(4,857)	$472	(9.7)

Net shipments:

Net shipments increased 2.3% in 2006 from 2005, as a result of increased shipments at Storehouse. Rowe’s total shipments decreased from prior year levels. Shipments from Rowe to Storehouse increased compared to last year.

Manufacturing segment net shipments decreased in the first quarter of 2006 compared to 2005. Incoming orders continued to decline compared to prior year periods, declining more than 13% on a piece basis in the first quarter of 2006 compared to the first quarter of 2005. A price increase implemented late in 2005 offset, somewhat, the impact of declining orders, as on a dollar basis, incoming orders were down 9% from last year’s first quarter. Overall, the number of upholstery pieces shipped declined approximately 11% from 2005.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment net shipments increased in 2006 over 2005. This growth is due to new stores opened since the beginning of 2005, including four opened during the first quarter of 2005, four more (net of two closings) during the remainder of 2005, and two openings (net of one closing) during the first quarter of 2006. Same store sales declined by 1.9% in 2006 compared to 2005. Bedrooms and a line of wall units declined the most on a same store basis, and both declined in total as well. Two additional new stores are slated to open during the summer of 2006, with one store closing planned for the second quarter. The New Orleans store, closed following Hurricane Katrina due to damage, is also expected to reopen either late in the second quarter or early in the third quarter of fiscal 2006. One other new store for which the lease is currently under negotiation is expected to open near the end of fiscal 2006.

Gross profit:

Gross profit improved in the first three months of 2006 compared to the first three months of 2005 primarily due to higher shipments and margins at Storehouse and improved labor productivity at Rowe. Selling price increases in the manufacturing segment were offset by increases in costs of certain materials, including oil-based foams, plywood and metal components. Gross margin, or gross profit as a percentage of net shipments, increased from 30.9% in 2005 to 34.7% in 2006, principally due to the increase in higher margin retail sales versus the decrease in lower margin manufacturing segment sales.

Manufacturing segment gross profit and gross margin increased in 2006 from 2005 levels. Labor utilization has improved significantly from the first quarter of 2005, as the disruptions in production and scheduling created in the systems transition have largely ceased. Overtime has been reduced nearly 90% or $512,000 from the first quarter of last year, while reductions in other overhead labor categories have declined overall by approximately $450,000 since last year. Other significant savings have been in third-party transportation costs, which decreased by $381,000 as there has been less need to expedite shipments to satisfy customers over delayed shipments. These savings and the benefit of the price increase implemented late last year have been offset by the decline in pieces shipped and increased materials costs over 2005, particularly due to plywood, steel components and oil-based products such as poly bags and foam used in cushions.

Retail gross profit and gross margin both increased. Shipments from new stores drove the increase in gross profit and gross margin, as most of such sales are at full margin and very little at clearance margins.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Selling and administrative expenses:

Selling and administrative expenses increased by 10.1% overall in 2006. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 2.9% over 2005.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at six net new stores opened since February 2005 (four in fiscal 2005, two in the first quarter of 2006). In early 2005, Storehouse realized some healthcare cost savings that were not achieved in 2006. Storehouse anticipates opening two or three additional new stores in fiscal 2006, with one store to close. As these additional stores open, retail selling and administrative expenses are expected to increase.

Manufacturing segment selling and administrative expenses decreased 3.9% in 2006 over 2005. A headcount reduction taken in the fall of 2005, lower healthcare costs, employment costs and a number of other individually small savings in such items as swatch costs, advertising, employment expenses and such, were offset in part by the absence in 2006 of the reversal of certain accrued costs related to a favorable settlement of litigation in early 2005.

The increase in other selling and administrative expenses largely represents the accrual of severance costs related to the corporate CFO, let go in January 2006. Costs of consulting services provided to the Company under its agreement with the Carl Marks Advisory Group, LLC (“CMAG”) also contributed to the increase.

Operating earnings:

Operating earnings improved by $472,000 to a loss of $4.4 million in 2006 as a result of higher shipments at Storehouse, higher gross margins at both Rowe and Storehouse, offset by lower shipments at Rowe and higher retail selling expenses, as discussed above.

Interest expense:

Interest expense increased by $619,000 from 2005 to 2006 due to higher outstanding balances in 2006, higher rates in 2006 compared to early 2005 on such outstanding balances, and the write-off of approximately $260,000 of unamortized loan fees related to the debt paid off in January, 2006. While interest expense should decrease in the second quarter from first quarter levels due to lower blended rates expected in the second quarter and loan fee write-offs in the first quarter, it will likely be higher than second quarter 2005 due to higher outstanding balances and to the higher rate on the Tranche B loan compared to rates charged in the second quarter of 2005.

Other income, net, decreased $547,000 in 2006 over 2005, primarily due to a gain recognized on the settlement of litigation in the first quarter of 2005. The Company collected $680,000, net of certain expenses, as a result of the settlement.

Loss from continuing operations before taxes increased from $(4,591,000) in 2005 to $(5,285,000) in 2006, reflecting the factors discussed above.

The effective tax rate in 2006 was essentially the same as for 2005.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain estimates and assumptions have been made that affect the amounts and disclosures reported in the consolidated financial statements and the related accompanying notes. Actual results could differ from these estimates and assumptions. Management uses its best judgment in valuing these estimates and may solicit external advice. Estimates are based on current facts and circumstances, prior experience and other assumptions believed to be reasonable. Critical accounting policies that may affect the consolidated financial statements include self-insurance, long-lived asset valuations and impairments, bad debt reserves, inventory reserves and goodwill.

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

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Goodwill

In accordance with SFAS 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company in 2003, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company conducts its required annual impairment test during the second quarter of each fiscal year (and repeated the test as of November 27, 2005 in light of the Company’s operating performance issues). The impairment test uses a discounted cash flow and projected profitability model to estimate the fair value of the reporting unit. This model requires the use of long-term planning forecasts and assumptions regarding specific economic conditions that are outside the control of the Company.

Liquidity and Source of Capital:

Cash from Operations

Net cash provided by (used in) operating activities was $1,178,000 and $(8,588,000) in 2006 and 2005, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2006 and 2005 included a decrease in inventories in 2006, as the Company worked to bring down inventory levels in anticipation of slowing volume; compared to an increase in inventory in 2005 to improve in-stock fabric position in manufacturing, higher manufacturing work-in-process inventory and for new stores; a decrease in prepaids and other assets in 2006 compared to an increase in 2005, largely due to receivables for landlord funded tenant improvements for new stores; an increase in other miscellaneous assets, largely due to an increase in funds held by Storehouse’s credit card processor; an increase in 2006 in accounts payable, largely due to slowing payments on outstanding invoices; and the change from taxes payable in early 2005 to taxes due in early 2006 due to the operating losses incurred over the past fifteen months. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. To the extent the Company is unable to meet its cash requirements through cash flows from operations; it expects to utilize additional borrowings available under its revolving credit facility. As of February 26, 2006, the Company had $15.7 million available for additional borrowings under its revolving credit facility.

Cash from Investing Activities

Net cash provided by (used in) investing activities was $(290,000) and $2,608,000 in 2006 and 2005, respectively, primarily reflecting proceeds from the sale of the Sylmar investment real estate property in 2005. Capital expenditures in both 2006 and 2005 largely related to new stores at Storehouse.

Capital expenditures were $263,000 in the first quarter of 2006. For the remainder of 2006, capital spending is expected to increase from the level in the first quarter, as Storehouse plans to open two additional new stores, reopen the closed New Orleans store, and take possession of one, possibly two, additional store locations that likely will not open until fiscal 2007 but could involve some level of capital spending in 2006. Storehouse also plans to move its corporate office in 2006 from its currently leased space due to the sale of the building by the landlord, and expects to make capital investments in logistics-related areas in 2006 as well. Under the terms of its recently restructured long-term debt, the Company’s capital expenditures during 2006 may not exceed $7.9 million.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Cash from Financing Activities

Net cash provided by financing activities was $881,000 and $4,489,000 in 2006 and 2005, respectively. In 2006, the Company paid-off its old debt with proceeds from new debt entered into in January 2006. In 2005, the Company incurred significant draws upon its revolving bank loan to fund operating losses, capital expenditures, and inventory purchases, while the repayments of long-term debt in 2005 include both scheduled payments and the pay-off of the mortgage loan securing the Sylmar investment property with proceeds from the sale of the property.

As of February 26, 2006, the Company’s cash and cash equivalents were $2.8 million, compared to $1.0 million at November 27, 2005. The Company projects that unless sales improve significantly or the lender under the revolving credit facility increases the Company’s borrowing availability, the Company will need to raise additional equity capital or debt to have sufficient cash for operations. With the assistance of its investment banking firm, the Company is exploring multiple financing options, and may consider selling assets. While the investment banking firm has held preliminary discussions with a number of prospective investors, no assurance can be given as to when or whether an agreement to provide equity or debt financing on terms acceptable to the Company will be reached. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability.

Forward-Looking Statements:

When used in this quarterly report and in filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: the possibility that the costs of the Company’s restructuring efforts described in this report will be greater than anticipated and that the Company will not realize its anticipated cost savings; the possibility that the Company will be unable to obtain additional debt or equity financing on terms acceptable to it within the time frames needed; changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Additional risks include:

•	We are projecting a substantial decline in manufacturing segment net shipments, and no assurance can be given that we will be successful in our efforts to obtain the additional financing that may be needed to conduct our operations.

The Company currently projects that manufacturing segment net shipments for the full year 2006 will be substantially less than for 2005 and that retail segment same store sales will be under budget for the year. Consequently, the Company currently expects that, unless sales improve significantly or the lender under its revolving credit facility increases the Company’s borrowing availability, the Company will need to raise additional equity capital or debt to have sufficient cash for operations. Although the investment banking firm retained by the Company has held preliminary discussions with several investors, no assurance can be given as to when or whether an agreement to provide equity or debt financing to the Company on terms acceptable to the Company will be reached. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability. In addition, the raising of additional equity capital would be dilutive to the interests of existing shareholders.

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

•	We have had difficulties, and may continue to experience difficulties, with the implementation of our Enterprise Resource Planning (“ERP”) software and related manufacturing process changes.

Our manufacturing operations implemented a new ERP system in late 2004 that includes accounting, order processing, materials purchasing and inventory management, human resources and payroll management and certain other functions. This was a complex, multi-step implementation. Various parts of the system have not performed as planned, which has created problems in entering and processing customer orders, procuring and managing inventory, scheduling orders for production, shipping and invoicing finished product to customers. In addition, several changes in production processes were made concurrently with the system changes. Individually and in combination, these changes have resulted in significant downtime in the plant, inefficient production, delays in filling orders, and shortfalls in operating results.

Our production management personnel, assisted by experts provided by the software vendor, have been intensely focused on identifying the specific problems and solutions to them. At this point in time, such problems have been resolved to the extent that we are able to utilize the system to schedule production and order materials. While we expect to make corrections and revisions to the system in 2006 to better utilize its capabilities, problems may continue to arise and there can be no assurance that these problems, if they occur, would not have an adverse effect on operations and/or profitability.

•	While we have hired a consultant to help us improve our manufacturing operations and return to profitability, no assurance can be given that we will be successful in these efforts.

In November 2005, the Company engaged CMAG to review the Company’s operations and help the Company return to profitability. We began implementing some of their recommendations during January 2006 and a number of other initiatives are currently under consideration. While these initiatives are intended to improve operations and ultimately reduce costs and return the Company to profitability, no assurance can be given that these initiatives will be successful and such changes and their associated costs may have an adverse effect, particularly in the short-term, on the Company’s business, results of operations and cash flows.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved.

•	Our retail operations are continuing to open new stores, which entails certain risks.

Storehouse opened ten new stores in 2005 and anticipates opening six additional stores during 2006. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

•	The Company imports a substantial portion of its retail merchandise, and some of its raw materials, from foreign sources. Changes in exchange rates could impact the price the Company pays for these goods, resulting in potentially higher retail prices and/or lower gross profit on these goods.

Nearly half of the Company’s purchases of retail merchandise originated overseas, and the Company also purchases some raw materials, particularly wood components, fabric, and leather chairs for re-sale, from overseas sources. Most of these purchases have been denominated in U.S. dollars. As exchange rates between the U.S. dollar and certain other currencies become unfavorable, the likelihood of price increases from our foreign vendors increases. Such price increases, if they occur, could have one or more of the following impacts:

•	We could be forced to raise retail prices so high that we are unable to sell the products at current unit volumes;

•	If we are unable to raise retail prices commensurately with the cost increases, gross profit could be negatively impacted; or

•	We may be forced to find alternative sources of comparable product, which may be more expensive than the current products, of lower quality, or the vendors may be unable to meet our requirements for quantities, delivery schedules or other key terms.

Similar impacts could be experienced in our manufacturing segment.

•	We may not be able to pay-off or refinance our debt obligations that mature in fiscal 2009.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

The Company’s new long-term debt obligations mature in 2009. At that time, the Company will be required to pay off or refinance these obligations. There can be no assurance that the Company will have sufficient cash to satisfy these obligations or that the Company will be successful in obtaining new financing, or that, if obtained, the financing would be on favorable terms and conditions.

The terms of our revolving credit facility and Tranche B loan contain various financial and other covenants. If we do not adhere to these covenants and our lender does not agree to amend such covenants or waive such a default, the lender will have the right to accelerate the maturity of the debt which could have a material adverse affect on our results of operations and liquidity.

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

We are an importer of merchandise for our retail operations and components for our manufacturing operations. Disruptions to our supply chain could result in late arrival or unavailability of components or finished goods for resale, causing manufacturing delays or negatively affecting retail sales due to increased out-of-stock merchandise.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its Tranche B and revolving loan obligations bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances of these loans as of February 26, 2006, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $85,000.

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of retail inventory, and some of its raw materials, from foreign sources. See “Forward-Looking Statements” above.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (February 26, 2006), in ensuring that material information relating to The Rowe Companies, including its consolidated subsidiaries, required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

During the first quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended February 26, 2006.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
11/28/05-1/1/06	1,746	$2.53	—	—
1/2/06-1/29/06	448	2.45	—	—
1/30/06-2/26/06	—	—	—	—

Total	2,194	$2.51	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of February 26, 2006, there were 127,378 shares in the Company’s ESOP/PAYSOP.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are furnished as part of this report.

Exhibit	Description
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROWE COMPANIES
Registrant

Date: April 12, 2006	/s/ Garry W. Angle
Garry W. Angle
Vice President-Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002