Form 10-Q
period 2006-05-28
ROWE COMPANIES
filed 2006-07-12
CIK 85417

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 28, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the close of the period covered by this report.

Class	Outstanding at May 28, 2006
Common stock, par value $1.00 per share	13,283,628 shares

THE ROWE COMPANIES

PART 1 - FINANCIAL INFORMATION

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	May 28, 2006	November 27, 2005
	(in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,460	$1,008
Restricted cash collateralizing letters of credit	1,278	1,961
Accounts receivable, net	13,186	15,649
Income taxes receivable	—	1,499
Inventories (Note 4)	39,184	42,677
Deferred income tax asset, current (Note 13)	598	570
Prepaid expenses and other	3,825	5,304

Total current assets	59,531	68,668

PROPERTY AND EQUIPMENT, net	44,700	45,994

GOODWILL	13,182	13,182
DEFERRED INCOME TAX ASSET, NON-CURRENT (Note 13)	7,024	2,528
OTHER NONCURRENT ASSETS	7,302	3,844

	$131,739	$134,216

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	26,901	23,840
Income taxes payable	419	1,071
Customer deposits	18,531	15,338

Total current liabilities	45,851	40,249

LONG-TERM DEBT (Note 5)	34,530	34,183
DEFERRED RENT	10,563	10,634
DEFERRED LIABILITIES	1,657	1,551

Total liabilities	92,601	86,617

STOCKHOLDERS’ EQUITY
COMMON STOCK, par value $1 per share, 50,000,000 authorized shares; issued shares 16,726,234 and 16,726,234, respectively; outstanding shares 13,283,628 and 13,292,217 respectively	16,726	16,726
CAPITAL IN EXCESS OF PAR VALUE	23,285	23,285
RETAINED EARNINGS	21,163	29,474
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	—	135
Less treasury stock, 3,442,606 shares in 2006 and 3,434,017 shares in 2005	(22,036)	(22,021)

Total stockholders’ equity	39,138	47,599

	$131,739	$134,216

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED MAY 28, 2006 AND MAY 29, 2005

UNAUDITED

	Three Months Ended		Six Months Ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
	(in thousands, except per share amounts)
Net shipments	$67,747	$79,915	$134,796	$145,426
Cost of shipments	45,015	55,732	88,793	100,972

Gross profit	22,732	24,183	46,003	44,454
Selling and administrative expenses	29,755	27,600	57,411	52,728

Operating loss	(7,023)	(3,417)	(11,408)	(8,274)
Interest expense	(887)	(707)	(2,028)	(1,229)
Other income, net	147	79	388	868

Loss from continuing operations before taxes	(7,763)	(4,045)	(13,048)	(8,635)
Tax benefit	(2,818)	(1,493)	(4,737)	(3,181)

Net loss from continuing operations	(4,945)	(2,552)	(8,311)	(5,454)

Discontinued operations (Note 10):
Earnings from discontinued real estate operations, net of tax expense of $0, $7, $0 and $51, respectively	—	11	—	81
Gain on disposal of Sylmar investment property, net of tax expense of $1,680	—	—	—	2,683

Net loss	$(4,945)	$(2,541)	$(8,311)	$(2,690)

Net loss from continuing operations per common share	$(0.37)	$(0.19)	$(0.63)	$(0.41)

Net loss per common share	$(0.37)	$(0.19)	$(0.63)	$(0.20)

Weighted average common shares	13,287	13,293	13,289	13,283

Net loss from continuing operations per common share assuming dilution	$(0.37)	$(0.19)	$(0.63)	$(0.41)

Net loss per common share assuming dilution	$(0.37)	$(0.19)	$(0.63)	$(0.20)

Weighted average common shares and equivalents	13,287	13,293	13,289	13,283

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

MAY 28, 2006 AND MAY 29, 2005

UNAUDITED

	2006	2005
	(in thousands)
Increase (Decrease) In Cash
Cash flows from operating activities:
Cash received from customers	$140,089	$144,782
Cash paid to suppliers and employees	(138,658)	(158,108)
Income taxes received (paid), net	1,139	1,179
Interest paid	(2,028)	(1,503)
Incentive payments received from landlords	404	844
Other receipts - net	391	1,283

Net cash and cash equivalents provided by (used in) operating activities	1,337	(11,523)

Cash flows from investing activities:
Increase in cash surrender value	(56)	(66)
Proceeds from sale of assets	7	5,173
Capital expenditures	(1,851)	(4,501)

Net cash provided by (used in) investing activities	(1,900)	606

Cash flows from financing activities:
Restricted cash released from collateral for letters of credit	683	540
Draws under revolving loans	3,671	13,274
Initial draw under new revolving loan	34,035	—
Repayments under revolving loans	(4,028)	—
Payments to reduce long-term debt	(33,331)	(4,167)
Proceeds from issuance of common stock	—	125
Purchase of treasury stock	(15)	(26)

Net cash provided by financing activities	1,015	9,746

Net increase (decrease) in cash and cash equivalents	452	(1,171)

Cash at beginning of period	1,008	5,560

Cash at end of period	$1,460	$4,389

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED

MAY 28, 2006 AND MAY 29, 2005

UNAUDITED

	2006	2005
	(in thousands)
Net loss	$(8,311)	$(2,690)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Pre-tax loss (gain) on disposition of assets	3	(4,354)
Depreciation and amortization	3,172	3,049
Provision for deferred compensation	126	80
Payments made for deferred compensation	(122)	(122)
Provision for losses on accounts receivable	363	(273)
Provision for deferred taxes	(4,441)	(57)

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,100	(3,807)
Decrease (increase) in inventories	3,493	(8,881)
Decrease (increase) in prepaid expenses and other	1,410	1,339
Decrease (increase) in other miscellaneous assets	(3,584)	118
Increase (decrease) in accounts payable	3,530	876
Increase (decrease) in income taxes payable	843	(214)
Increase (decrease) in accrued expenses	(367)	(454)
Increase (decrease) in customer deposits	3,193	3,163
Increase (decrease) in deferred rent	(71)	704

Total adjustments	9,648	(8,833)

Net cash provided by (used in) operating activities	$1,337	$(11,523)

See notes to consolidated financial statements.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 1 -	The Rowe Companies (the “Company”) operates primarily through Rowe Furniture, Inc., (“Rowe” or the “manufacturing segment”), its core upholstered furniture manufacturing subsidiary, and Storehouse Inc., (“Storehouse” or the “retail segment”), a multi-channel, lifestyle home furnishings business including 71 retail home furnishings stores.

Note 2 -	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 28, 2006 and the results of operations and cash flows for the three and six months ended May 28, 2006 and May 29, 2005. Selling and administrative expenses included $2,070,000 and $1,677,000 of retail delivery expenses for the three months ended May 28, 2006 and May 29, 2005, respectively, and $4,124,000 and $3,326,000 for the six months ended May 28, 2006 and May 29, 2005, respectively.

These interim financial statements and the related notes should be read in conjunction with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended November 27, 2005.

Note 3 -	The results of operations for the six months ended May 28, 2006 and May 29, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 4 -	Inventory components are as follows:

	May 28, 2006	November 27, 2005
	(in thousands)
Retail merchandise	$24,600	$25,768
Finished goods	2,776	2,610
Work-in-process	2,797	3,172
Raw materials	9,011	11,127

Total inventories	$39,184	$42,677

Note 5 -	On January 6, 2006, the Company completed the refinancing of its existing long-term debt with a new lender, paying off the entire balance of its capital lease, term loan and revolving bank loan (which totaled $34.2 million as of November 27, 2005). The new financing consists of a senior secured $7.0 million Tranche B loan maturing January 6, 2009, and a three year senior secured revolving credit facility with a current maximum of $45.0 million that will increase to $50.0 million if the Company raises additional equity generating net proceeds of at least $9.5 million and secures a commitment to raise additional equity generating net proceeds of at least $2.0 million, in each case on terms and conditions reasonably satisfactory to the lender. The Company borrowed the full amount under the Tranche B loan, and approximately $27 million under the revolving credit facility, at closing to pay off the existing debt and to pay fees associated with the refinancing transaction. No principal payments are required under either the Tranche B loan or the revolving credit facility prior to the stated maturity absent an event of default giving the lender the right to accelerate the maturity of the debt.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The interest rates on both loans are variable and based on a margin, generally over 30 day LIBOR (the Company has the option to choose 30, 60, or 90 day LIBOR, or the greater of the prime rate or the Federal Funds rate plus 50 basis points). The margin re-sets quarterly based on the Company’s available additional borrowings under the revolving credit facility, and after June 30, 2006, the interest rate on the revolving credit facility will also vary based upon the Company’s financial performance. As of May 28, 2006, the margin over 30 day LIBOR was 1.75% for the revolving loan, and 5.50% for the Tranche B loan; 30 day LIBOR was 5.08%.

As of May 28, 2006 and November 27, 2005, the components of the Company’s long-term debt were as follows:

	May 28, 2006	November 27, 2005
	($ in thousands)
Revolving loan	$27,530	$22,544
Tranche B loan	7,000	—
Capital lease obligation	—	10,139
Term loan	—	1,500

	34,530	34,183
Less current maturities	—	—

	$34,530	$34,183

As of May 28, 2006, the Company had $5.8 million available for additional borrowings under the revolving credit facility (over and above the $10 million excess reserve requirement under the revolving credit facility i.e., the amount of money otherwise eligible to be borrowed by the Company against its assets that the lender is not required to fund), and was in compliance with the various covenants under the credit agreement governing the revolving credit facility and Tranche B Loans.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 6 -	The following table shows the components of the loss per share computations shown in the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
	(in thousands)
Net loss available to basic and diluted shares	$(4,945)	$(2,541)	$(8,311)	$(2,690)

Weighted average common shares outstanding (Basic)	13,287	13,293	13,289	13,283

Effect of dilutive stock options	—	—	—	—

Weighted average common shares and equivalents outstanding (Diluted)	13,287	13,293	13,289	13,283

As of May 28, 2006, there were 1,626,081 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the loss reported for the periods ended May 28, 2006, an additional 43,000 options which would have been dilutive if not for the loss for the period (as the exercise prices of these options were less than the average market price of the Company’s common stock for the three months then ended), were also excluded from the computation of the effect of dilutive options shown in the table above.

As of May 29, 2005, there were 990,375 options with an exercise price equal to or greater than the average market price of the Company’s common stock for the three months then ended, and these options are excluded from the computation of the effect of dilutive stock options shown in the table above. In addition, due to the loss reported for the period ended May 29, 2005, an additional 942,295 options which would have been dilutive if not for the loss for the period, were also excluded from the computation of the effect of dilutive options shown in the table above.

Note 7 -	The Company’s operations are classified into two business segments, manufacturing and retail home furnishings. The manufacturing segment, consisting specifically of Rowe, manufactures upholstered furniture (sofas, loveseats, occasional chairs and sleep sofas, covered primarily in fabric) for distribution through home furnishings retailers. The retail segment, consisting specifically of Storehouse, sells home furnishings and accessories to customers through Company-owned stores. These products consist of upholstered furniture (primarily obtained from Rowe), case goods, and home accessories. The other category is comprised of additional subsidiaries reviewed by management, including parent company expenses.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

	Manufacturing Segment	Retail Segment	Other	Inter- Segment Eliminations	Consolidated
	(in thousands)
2006

Net shipments	$67,799	$76,897	$—	$(9,900)	$134,796
Operating income (loss)	(3,923)	(3,561)	(4,046)	122	(11,408)
Interest expense	(970)	(391)	(667)	—	(2,028)
Other income, net	(994)	(564)	1,946	—	388
Earnings (loss) from continuing operations before taxes	(5,887)	(4,516)	(2,767)	122	(13,048)
Depreciation and amortization	1,520	1,604	48	—	3,172
Capital expenditures	255	1,596	—	—	1,851
Total assets	88,598	54,208	38,244	(49,311)	131,739

2005

Net shipments	$83,136	$72,079	$—	$(9,789)	$145,426
Operating income (loss)	(3,094)	(1,658)	(3,357)	(165)	(8,274)
Interest expense	(479)	(355)	(395)	—	(1,229)
Other income, net	(644)	(479)	1,991	—	868
Earnings (loss) from continuing operations before taxes	(4,217)	(2,492)	(1,761)	(165)	(8,635)
Depreciation and amortization	1,621	1,328	100	—	3,049
Capital expenditures	1,129	3,240	132	—	4,501
Total assets	110,748	45,368	46,173	(52,699)	149,590

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 8 -	The components of comprehensive income (loss) for the three and six months ended May 28, 2006 and May 29, 2005, are shown below:

	Three Months Ended		Six Months Ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
	(in thousands)
Net loss	$(4,945)	$(2,541)	$(8,311)	$(2,690)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	—	(36)	(25)	5
Payments (receipts) transferred to expense	—	10	(110)	27

Comprehensive loss	$(4,945)	$(2,567)	$(8,446)	$(2,658)

Note 9 -	Prior to the start of fiscal year 2006, the Company used the intrinsic value method to account for stock-based employee compensation. As the Company’s awards of stock options carried an exercise price equal to the fair market value of the stock on the date of grant, no accounting cost was reflected in the Company’s Consolidated Statements of Operations. Effective in fiscal 2006, the Company has adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” and will, upon the next grant of options, account for the options using a fair value based method, which will include recording the compensation cost of the options in the Consolidated Statements of Operations.

The following table shows the impact of using a fair value based method of accounting for employee stock options and the impact on loss and loss per share:

	Three Months Ended		Six Months Ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
	(in thousands, except per share amounts)
Net loss, as reported	$(4,945)	$(2,541)	$(8,311)	$(2,690)
Loss per share, basic, as reported	$(0.37)	$(0.19)	$(0.63)	$(0.20)
Loss per share, diluted, as reported	$(0.37)	$(0.19)	$(0.63)	$(0.20)

Stock-based employee compensation cost, net of related taxes, included in net loss as reported	—	—	—	—

Stock-based employee compensation cost, net of related taxes, that would have been included in net loss if the fair value based method had been applied	$—	$500	$—	$511

Pro forma net loss, including the impact of applying the fair value based method	$(4,945)	$(3,041)	$(8,311)	$(3,201)
Pro forma loss per share, basic	$(0.37)	$(0.23)	$(0.63)	$(0.24)
Pro forma loss per share, diluted	$(0.37)	$(0.23)	$(0.63)	$(0.24)

The following table shows the change in unvested stock options during the six months ended May 28, 2006, a new disclosure required under SFAS 123R presented here for the first time. The vested options shown below bested during the three months ended May 28, 2006. No Options have been awarded or exercised during fiscal 2006.

	Options	Weighted Average Exercise Price
Balance, November 27, 2005	69,100	$9.59
Vested during the period	(7,500)	$3.96

Balance, May 28, 2006	61,600	$10.28

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

Note 10 -	During fiscal 2004 and 2005, the Company’s Board of Directors approved management’s plans to sell three real estate investment properties. The first property, located in Sylmar, California, was sold in December, 2004. Net proceeds of $5.2 million were used to pay down debt and expenses of the sale. The Company recognized a gain, net of taxes, of $2.7 million, or $0.20 per share, during the first quarter of fiscal 2005. The Company completed the sales of the other two properties, located in Jessup, Maryland, and Christiansburg, Virginia, during the third quarter of fiscal 2005.

Income and expense items associated with these properties have been classified as discontinued operations. Included in earnings from discontinued operations in the Company’s consolidated statements of operations were the following amounts associated with these investment properties:

	Three Months Ended May 29, 2005	Six Months Ended May 29, 2005
	(in thousands)
Other income, net	$136	$407
Gain on sale	—	4,362
Interest expense	(119)	(274)

Earnings (loss) before taxes	$17	$4,495

Earnings (loss) per share	$0.00	$0.21
Earnings (loss) per diluted share	$0.00	$0.21

Note 11 -	The Company has been named as a defendant in various lawsuits arising in the ordinary course of business. It is not possible at this time to estimate the ultimate outcome of these actions; however, management believes that the resulting liability, if any, will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 12 -	During the three months ended February 27, 2005, the Company settled litigation with a vendor. In addition to reversing approximately $460,000 of previously accrued cost of shipments, the Company reported in other income, net approximately $680,000 before taxes, representing amounts, net of legal expenses, received from the vendor to settle the litigation.

Note 13 -	The Company recorded tax benefits of $2.8 million and $4.7 million for the second quarter and the first six months of fiscal 2006, respectively, due to our operating losses. Of these tax benefits, $2.6 million and $4.5 million were added to deferred income tax asset, non-current, during the second quarter and six months ended May 28, 2006, respectively.

The Company believes that it is more likely than not that it will be able to fully utilize its $7.6 million of net deferred tax assets (primarily related to federal net operating loss carryforwards and certain state net operating loss carryforwards), at May 28, 2006. In order to fully utilize its net operating loss carryforwards prior to their expiration dates in 2025 and 2026, however, the Company will be required to return to profitability in order to create taxable income.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

The Company expects to begin utilizing its net operating loss carryforwards within the next two years, and anticipates full utilization within the next five years. There are significant assumptions underlying the valuation of the Company’s net deferred tax assets that are susceptible to possible change in the near term. In the event the Company cannot return to profitability or otherwise create taxable income, the Company may not be able to utilize any of its net operating loss carryforwards prior to their expiration date. In addition, in the event the Company does not generate sufficient levels of future taxable income, the Company may not be able to fully utilize its net operating loss carryforwards prior to their expiration date or may not be able to realize other net deferred tax assets related to timing difference between reported financial statement income (loss) and taxable income (loss). If the Company determines in the future that it is more likely than not that it cannot fully utilize its net deferred tax assets, it would be required to establish a valuation allowance against that portion of its net deferred tax assets estimated not to be realizable, which would materially adversely affect our earnings.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Rowe Companies operates through two subsidiaries in the home furnishings industry. Rowe manufactures quality, upholstered furniture serving the middle and upper middle market primarily throughout the United States. Storehouse is a multi-channel lifestyle home furnishings retailer with 71 stores from Texas through the Southeast and Mid-Atlantic markets.

In the fourth quarter of fiscal 2004, Rowe implemented its Enterprise Resource Planning (“ERP”) system, a fully-integrated set of programs and data bases including order processing, payroll, human resources, production planning and scheduling, purchasing, inventory management and accounting. As previously reported by the Company, a number of problems occurred from the ERP implementation and related manufacturing process changes. These problems significantly impacted Rowe’s ability to produce and ship orders in a timely and efficient manner, resulting in downtime in the production facilities; overtime to compensate for the downtime; expedited inbound transportation of critical materials and expedited shipments to customers, both at significant excess cost. The disruption in the orderly flow of products to Rowe’s dealers and their customers resulted in the loss of follow-on orders from some dealers, resulting in lower shipments in the latter months of 2005 and continuing into 2006. During 2005, Rowe focused on identifying, correcting and resolving the various errors and other problems that resulted from the ERP implementation and related manufacturing process changes.

While the first quarter of 2006 generally showed increases over the first quarter of 2005 (consolidated net shipments, gross profit, gross margins and operating losses all improved, while selling and administrative expenses increased due to new retail stores), second quarter 2006’s results were less favorable. Consolidated net shipments decreased as manufacturing segment shipments declined substantially. Gross profit declined largely due to the decline in manufacturing segment net shipments, combined with a $1.0 million charge to write-down the value of excess, obsolete and slow-moving fabric (created from a combination of duplicate fabric orders, quantities ordered in excess of customer needs and a lack of system visibility as to quantities on hand and on order from fabric vendors). Adding back this write-down, gross profit decreased by approximately $0.5 million, less than would be expected in connection with a $12.2 million decrease in quarterly sales. Selling and administrative expenses continued to grow compared to last year, although at a lower rate, reflecting fewer new retail stores, manufacturing segment headcount reductions, and other cost saving efforts initiated since the fall of 2005.

As previously reported and based on incoming order trends over the first six months of fiscal 2006, the Company expects that consolidated net shipments, and in particular manufacturing segment net shipments, will be lower for 2006 than previously expected, and that retail segment net shipments could be less for the full year 2006 compared with 2005 as well. Same store sales declined by 5.8% in the second quarter of fiscal 2006, following the 1.9% decline reported for the first quarter of 2006.

In response to the decline in manufacturing segment sales, the Company, in the second quarter of fiscal 2006, implemented a restructuring plan that included the elimination of approximately 200 manufacturing positions, the renegotiation of certain raw material pricing arrangements and various changes in the manufacturing process to reduce waste and otherwise improve efficiency. These

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

initiatives are expected to result in annualized savings of approximately $9.6 million, net of approximately $222,000 in severance costs incurred in the second quarter of 2006. This recent headcount reduction followed the reductions taken in October 2005 and January 2006, which are expected to result in additional annualized savings of approximately $2.8 million, for total expected annualized savings of approximately $12.4 million. Management of Storehouse has taken steps to improve sales at its locations and has initiated a number of cost saving efforts including a hiring freeze and travel restrictions. The Company plans to explore additional cost reduction initiatives for Storehouse and plans to engage an outside consulting firm to assist in these efforts. In addition, Gerald M. Birnbach, the Company’s Chairman and President, agreed to reduce his salary by 50% until the Company’s performance improves substantially.

Despite the cost reduction initiatives being undertaken, the Company anticipates that neither the manufacturing segment nor the retail segment will generate sufficient profits from operations to cover its respective share of interest expense, corporate overhead and capital expenditures through the next twelve to eighteen months. Consequently, the Company believes that unless sales improve significantly or the lender increases the Company’s borrowing availability under its revolving credit facility, the Company will need to raise additional equity capital or debt or consider a sale of assets or one of its operating segments (or a significant interest therein) to have sufficient cash for operations. As of May 28, 2006, the Company had $5.8 million available for additional borrowings under its revolving credit facility over and above the current $10.0 million excess availability reserve requirement under the revolving credit facility (i.e., the amount of money otherwise eligible to be borrowed by the Company against its assets that the lender is not required to fund). If the Company is unable to generate sufficient additional cash, whether by raising additional equity capital or debt or by selling assets or one of its operating segments (or a significant interest therein), a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, loss of customers and cancellation of orders, and other potential adverse impacts, such as the Company or one of its subsidiaries possibly filing a petition under the U.S. Bankruptcy Code. As previously reported, the Company has retained an investment banking firm to assist it in its capital raising efforts. While this firm continues to hold discussions with a number of interested parties, no assurance can be given as to when or whether an agreement will be entered into which would result in cash funds being available to the Company on terms acceptable to the Company. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Six Months Ended May 28, 2006 Versus Six Months Ended May 29, 2005

	5/28/06	5/29/05	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$67,799	$83,136	$(15,337)	(18.4)
Sales to retail segment	(9,900)	(9,789)	(111)	1.1

Manufacturing, net of eliminations	57,899	73,347	(15,448)	(21.1)
Retail	76,897	72,079	4,818	6.7

Consolidated net shipments	$134,796	$145,426	$(10,630)	(7.3)

Gross profit:
Manufacturing, net of eliminations	$7,362	$8,281	$(919)	(11.1)
Retail	38,641	36,173	2,468	6.8

Consolidated gross profit	$46,003	$44,454	$1,549	3.5

Gross margin:
Manufacturing	12.7%	11.3%
Retail	50.3%	50.2%
Consolidated gross margin	34.1%	30.6%

Selling and administrative expenses:
Manufacturing	$11,163	$11,540	$(377)	(3.3)
Retail	42,202	37,831	4,371	11.6
Other	4,046	3,357	689	20.5

Consolidated selling and administrative expenses	$57,411	$52,728	$4,683	8.9

Operating income (loss):
Manufacturing	$(3,801)	$(3,259)	$(542)	16.6
Retail	(3,561)	(1,658)	(1,903)	114.8
Other	(4,046)	(3,357)	(689)	20.5

Consolidated operating income (loss)	$(11,408)	$(8,274)	$(3,134)	37.9

Net shipments:

Net shipments decreased 7.3% in 2006 from 2005. Manufacturing shipments decreased 18.4% from prior year levels. Retail shipments increased 6.7%.

As discussed in the Overview, manufacturing segment net shipments decreased in the first half of 2006 compared to 2005. Incoming orders continued to decline compared to prior year periods, declining 19.8% on a piece basis in the first half of 2006 compared to the first half of 2005. A price increase implemented late in 2005 offset, somewhat, the impact of declining orders, as on a dollar basis, incoming orders were down 14.2% from last year. Overall, the number of upholstery pieces shipped declined 24.2% from 2005.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment net shipments increased in 2006 over 2005. This growth was due to new stores opened since the beginning of 2005, including four opened during the first half of 2005, four more (net of two closings) during the remainder of 2005, and four openings (net of one closing) during 2006. Same store sales declined by 4.0% in 2006 compared to 2005. Bedroom furniture and a line of wall units declined the most on a same store basis, and both declined in total as well. Two additional new stores are slated to open during the remainder of 2006. The New Orleans store, closed following Hurricane Katrina due to damage, reopened late in the second quarter of fiscal 2006, and is included in the 2006 openings referred to above.

Gross profit:

Gross profit improved in the first six months of 2006 compared to the first six months of 2005 primarily due to higher shipments at Storehouse and improved labor productivity at Rowe. Selling price increases in the manufacturing segment were offset by increases in costs of certain materials, including oil-based foams, plywood and metal components. Gross margin, or gross profit as a percentage of net shipments, increased from 30.6% in 2005 to 34.1% in 2006, principally due to the increase in higher margin retail sales versus the decrease in lower margin manufacturing segment sales.

Manufacturing segment gross profit decreased despite an increase in gross margin in 2006 from 2005 levels, reflecting the decline in manufacturing segment net shipments. Labor utilization has improved significantly from the first half of 2005, as the disruptions in production and scheduling caused by the ERP implementation and related manufacturing process changes have largely ceased. Overtime has been reduced nearly 90% or $1.2 million from the first half of last year, while reductions in other overhead labor categories have declined overall by approximately $1.8 million since last year. Other significant savings have been in third-party transportation costs, which decreased by $1.1 million as there has been less need to expedite shipments to satisfy customers over delayed shipments. Of the $2.9 million in combined overhead labor and third-party transportation cost savings, approximately $1.9 million would be expected based upon the decline in net shipments, if nothing else had changed. These savings and the benefit of the price increase implemented late last year have been offset by the decline in pieces shipped and increased materials costs over 2005, particularly due to plywood, steel components and oil-based products such as poly bags and foam used in cushions. In addition, gross profit and gross margin were reduced in 2006 by a charge of $1.0 million to write-down excess, obsolete and slow-moving fabric inventory to net realizable value.

Retail gross profit and gross margin both increased. Shipments from new stores drove the increase in gross profit and gross margin, as most of such sales are at full margin and very little at clearance margins.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Selling and administrative expenses:

Selling and administrative expenses increased by 8.9% overall in 2006. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 6.3% over 2005.

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at five net new stores opened since May 2005 (two in fiscal 2005, three in the first half of 2006). In early 2005, Storehouse realized some healthcare cost savings that were not achieved in 2006. Storehouse anticipates opening two additional new stores in fiscal 2006. As these additional stores open, retail selling and administrative expenses are expected to increase. Typically, it takes approximately six to nine months for these new stores to cover their fixed expenses and achieve profitability. In some cases, however, this period may be longer.

Manufacturing segment selling and administrative expenses decreased 3.3% in the first half of 2006 over 2005. Headcount reductions taken since the fall of 2005 and a number of other individually small savings in such items as swatch costs and advertising were offset in part by the absence in 2006 of the reversal of certain accrued costs related to a favorable settlement of litigation in early 2005. Rowe also provided an additional $636,000 in provision for losses on receivables in 2006 compared to 2005 based upon actual and expected losses.

The increase in other selling and administrative expenses largely represents costs of consulting services provided to the Company under its agreement with the Carl Marks Advisory Group, LLC (“CMAG”). The CMAG costs (totaling $1.2 million) were offset, in part, by the salary reduction taken by the CEO during the second quarter of 2006.

Operating earnings:

Operating earnings declined by $3.1 million to a loss of $11.4 million in 2006 as a result of lower shipments at Rowe and higher selling and administrative expenses at Storehouse and corporate, offset by higher shipments at Storehouse, improved gross margin at Rowe and lower selling and administrative costs at Rowe.

Interest expense:

Interest expense increased by $799,000 from 2005 to 2006 due to higher outstanding balances in 2006, higher rates in 2006 compared to early 2005 on such outstanding balances, and the write-off of approximately $260,000 of unamortized loan fees related to the debt paid off in January, 2006.

Other income, net, decreased $480,000 in 2006 over 2005, primarily due to a gain recognized on the settlement of litigation in the first quarter of 2005. The Company collected $680,000, net of certain expenses, as a result of the settlement.

Loss from continuing operations before taxes increased from $(8,635,000) in 2005 to $(13,048,000) in 2006, reflecting the factors discussed above.

The effective tax rate in 2006 was essentially the same as for 2005. The Company believes that it is more likely than not that it will be able to fully utilize its deferred tax assets over the next several years, as discussed in Note 13.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

RESULTS OF OPERATIONS

Three Months Ended May 28, 2006 Versus Three Months Ended May 29 2005

	5/28/06	5/29/05	$ Variance	% Variance
	(in thousands)
Net shipments:
Manufacturing, total	$34,007	$48,122	$(14,115)	(29.3)
Sales to retail segment	(5,096)	(5,646)	550	(9.7)

Manufacturing, net of eliminations	28,911	42,476	(13,565)	(31.9)
Retail	38,836	37,439	1,397	3.7

Consolidated net shipments	$67,747	$79,915	$(12,168)	(15.2)

Gross profit:
Manufacturing	$3,363	$5,140	$(1,777)	(34.6)
Retail	19,369	19,043	326	1.7

Consolidated gross profit	$22,732	$24,183	$(1,451)	(6.0)

Gross margin:
Manufacturing, net of eliminations	11.6%	12.1%
Retail	49.9%	50.9%
Consolidated gross margin	33.6%	30.3%

Selling and administrative expenses:
Manufacturing	$6,042	$6,209	$(167)	(2.7)
Retail	21,616	19,705	1,911	9.7
Other	2,097	1,686	411	24.4

Consolidated selling and administrative expenses	$29,755	$27,600	$2,155	7.8

Operating income (loss):
Manufacturing	$(2,679)	$(1,069)	$(1,610)	150.6
Retail	(2,247)	(662)	(1,585)	239.4
Other	(2,097)	(1,686)	(411)	24.4

Consolidated operating income (loss)	$(7,023)	$(3,417)	$(3,606)	105.5

Net shipments:

Net shipments decreased 15.2% in the second quarter of 2006 from 2005, as a result of decreased shipments at Rowe.

Manufacturing segment net shipments decreased in the second quarter of 2006 compared to 2005. Incoming orders continued to decline compared to prior year periods, declining more than 25% on a piece basis in the second quarter of 2006 compared to the second quarter of 2005. A price

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

increase implemented late in 2005 offset, somewhat, the impact of declining orders, as on a dollar basis, incoming orders were down approximately 19% from last year’s quarter. Overall, the number of upholstery pieces shipped declined approximately 34% from the second quarter of 2005.

Retail segment net shipments increased in 2006 over 2005. This growth was due to eight new stores opened since May 2005, including four opened during the second half of 2005 and four during 2006. Three stores (two in 2005 and one in 2006) also closed since May 2005. Same store sales declined by 5.8% in 2006 compared to 2005. Bedroom furniture and a line of wall units declined the most on a same store basis, and both declined in total as well. Two additional new stores are slated to open during the remainder of 2006. The New Orleans store, closed following Hurricane Katrina due to damage, reopened late in the second quarter of fiscal 2006 and is included in the count above.

Gross profit:

Gross profit decreased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to lower shipments and a $1.0 million charge for excess, obsolete and slow-moving fabric in the manufacturing segment. Selling price increases in the manufacturing segment were offset by increases in costs of certain materials, including oil-based foams, plywood and metal components. Gross margin increased from 30.3% in 2005 to 33.6% in 2006, principally due to the change in mix to higher margin retail sales versus lower margin manufacturing segment sales.

Manufacturing segment gross profit and gross margin decreased in 2006 from 2005 levels. Fewer pieces shipped (due to a combination of generally weak consumer spending on household goods, as well as lost space on dealer floors and lost confidence amongst dealer sales representatives) was the primary cause of declining gross profit, combined with the inventory charge for excess, obsolete and slow-moving fabric described earlier. The inventory charge reduced manufacturing segment gross margins by approximately 3.50 percentage points. Partially offsetting these negative factors was improved labor utilization resulting from operating improvements and the headcount reductions taken since the fall of 2005. Overtime has been reduced nearly 90%, or $714,000 from the second quarter of 2005; and reductions in other overhead labor categories have reduced costs by $1.2 million. Third party transportation costs have declined by $630,000 compared to the second quarter of 2005. The benefit from the price increase taken in late 2005 was offset by higher costs for certain materials, particularly plywood, steel components and oil-based products such as poly bags and foam used in cushions.

Retail gross profit increased while gross margin decreased. Shipments from new stores drove the increase in gross profit, while incentives offered to drive up same store sales reduced gross margins.

Selling and administrative expenses:

Selling and administrative expenses increased by 7.8% overall in the second quarter of 2006. Retail segment expenses accounted for most of the increase. As a percentage of net shipments, total selling and administrative expenses increased 9.4% over 2005.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Retail segment selling and administrative expenses increased in virtually all categories, driven by costs at five net new stores opened since May 2005 (two in fiscal 2005, two in the first quarter of 2006 and one in the second quarter of 2006). Storehouse anticipates opening two additional new stores in fiscal 2006. As these additional stores open, retail selling and administrative expenses are expected to increase.

Manufacturing segment selling and administrative expenses decreased 2.7% in 2006 over 2005. Headcount reductions taken since the fall of 2005, lower swatch costs, advertising and lower commissions on lower shipments, were offset in part by severance accruals and an increase in the provision for losses on accounts receivable recorded in the second quarter of 2006.

The increase in other selling and administrative expenses largely represents costs of consulting services provided to the Company under its agreement with CMAG, offset in part by lower salaries.

Operating earnings:

Operating earnings declined by $3.6 million to a loss of $7.0 million in 2006 as a result of lower shipments at Rowe, lower gross margins at both Rowe and Storehouse and higher retail selling expenses, as discussed above.

Interest expense:

Interest expense increased by $180,000 from 2005 to 2006 due to higher outstanding balances and higher rates in 2006 compared to 2005.

Other income, net, increased $68,000 in 2006 over 2005, primarily due to higher net rental income at the Company’s remaining investment real estate properties.

Loss from continuing operations before taxes increased from $(4,045,000) in 2005 to $(7,763,000) in 2006, reflecting the factors discussed above.

The effective tax rate in the second quarter of 2006 was essentially the same as for 2005. The Company believes that it is more likely than not that it will be able to fully utilize its deferred tax assets over the next several years, as discussed in Note 13.

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

Inventory Reserves

The Company maintains its inventories at the lower of cost or market value. Cost is determined on a last-in, first-out (LIFO) basis for inventory held at retail facilities, and on a first-in, first-out (FIFO) basis for inventory held at its manufacturing facilities. When conditions warrant (usually highlighted by slow-moving product, declining vendor prices on incoming product or a change in merchandising), reserves are established to reduce the value of inventory to net realizable values. The Company recorded a $1.0 million charge against fabric inventory in the manufacturing segment during the three months ended May 28, 2006. As conditions warrant, additional adjustments may be required.

Goodwill

In accordance with SFAS 142, ”Goodwill and Other Intangible Assets,” which was adopted by the Company in 2003, goodwill and other intangible assets are to be evaluated for impairment at the reporting unit level on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company’s goodwill was created upon the acquisition of Storehouse and reflects the value of future shipments from the manufacturing segment to the retail segment. The Company conducts its required annual impairment test during the second quarter of each fiscal year (and repeated the test as of November 27, 2005 in light of the Company’s operating performance issues). The impairment test uses a discounted cash flow and projected profitability model to estimate the fair value of the reporting unit.

This model requires the use of long-term planning forecasts and assumptions regarding specific economic conditions that are outside the control of the Company. Based upon the Company’s assessment as of May 28, 2006, goodwill was not impaired.

In determining that its goodwill is not impaired, the Company utilizes the following process:

The fair value of the manufacturing segment (to which all of the Company’s goodwill has been allocated) is determined using a discounted cash flow model based upon the operating projections for the Company and each of its segments. These projections reflect the best estimates of future operating plans and results. Such projections have been used both for internal strategic planning purposes, and for purposes of obtaining credit from banks and other lenders at various points over the past four years, including prior to our adoption of SFAS 142.

The primary relevant assumptions used in making the projections include projected levels of consolidated and individual segment shipments; consideration of changes in the mix of retail segment business; gross profit levels to be attained from such shipment levels and assumptions about selling and administrative expense growth, both particularly within the manufacturing segment.

Once the operating projections are completed and the resulting projected debt free cash flow is determined, a long-term growth rate and discount rate are applied to determine an estimated fair value of the manufacturing segment. The discount rates of 12-14% were obtained from third party sources specific to the furniture and fixtures industry. The discounted cash flow model includes long-term growth rates ranging from 2-4%, which are in line with inflationary projections and industry growth expectations according to such third party sources.

We compare the fair value of the manufacturing segment to the carrying value of the manufacturing segment to determine if goodwill is impaired. In the May 2005 assessment, the fair value of the manufacturing segment was 150% of its carrying value on the low-end and 256% of its carrying value on the high-end. In November 2005, the low-end and high-end amounts were 110% and 189%, respectively. In May 2006, the corresponding amounts were 104% and 183% on the low-end and high-end, respectively. While fair values have declined over the past year, the Company’s current projections anticipate that sales have stabilized. Future sales projections are based on current order rates with minimal increases. The Company expects to return to profitability within the next two years, based on these projected sales and cost reductions currently in place.

While the Company does not anticipate that an impairment is reasonably likely in the near term, it will continue to monitor the reasonableness of its operating projections, multiples and discount rates used therewith to value its manufacturing segment, and will reassess its goodwill for impairment as circumstances warrant. Should the Company’s future goodwill impairment assessments indicate that there has been impairment of goodwill, the excess of carrying value over fair value of goodwill would be written down by a charge to operating income (loss) in the Company’s consolidated statement of earnings as of the date of the assessment. Depending on the amount, such a charge could have a material adverse effect on the Company’s results of operations and financial condition.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Liquidity and Source of Capital:

Cash	from Operations

Net cash provided by (used in) operating activities was $1,337,000 and $(11,523,000) in the six months ended May 28, 2006 and May 29, 2005, respectively. Fluctuations in net cash provided by operating activities are primarily the result of changes in operating income and changes in working capital accounts. Substantial changes between 2006 and 2005 included a decrease in accounts receivable in 2006 due to declining shipments, compared to an increase in accounts receivable in 2005 as post-ERP implementation issues eased; a decrease in inventories in 2006, as the Company worked to bring down inventory levels in anticipation of slowing volume, compared to an increase in inventory in 2005 to improve in-stock fabric position in manufacturing, higher manufacturing work-in-process inventory and for new stores; an increase in other miscellaneous assets, largely due to an increase in funds held by Storehouse’s credit card processor; a larger increase in 2006 in accounts payable, due to slowing payments on outstanding invoices; and an increase in tax net operating loss carryforwards in deferred taxes (rather than in taxes recoverable) in early 2006 due to the operating losses incurred in recent months. Cash flow from operations is highly dependent on order rates and the Company’s operating performance. To the extent the Company is unable to meet its cash requirements through cash flows from operations; it expects to utilize additional borrowings available under its revolving credit facility. As of May 28, 2006, the Company had $5.8 million available for additional borrowings under its revolving credit facility (over and above the $10 million excess reserve requirement).

Cash from Investing Activities

Net cash provided by (used in) investing activities was $(1,900,000) and $606,000 in 2006 and 2005, respectively, primarily reflecting proceeds from the sale of the Sylmar investment real estate property in 2005 and lower capital expenditures in 2006. Capital expenditures in both 2006 and 2005 largely related to new stores at Storehouse.

Capital expenditures were $1,851,000 in the first half of 2006. Capital expenditures for the remainder of 2006 are expected to be slightly higher than the amount incurred in the first half of 2006, as Storehouse completes two planned store openings, one store relocation and other work. Under the terms of its recently restructured long-term debt, the Company’s capital expenditures during 2006 may not exceed $7.9 million.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Cash from Financing Activities

Net cash provided by financing activities was $1,015,000 and $9,746,000 in 2006 and 2005, respectively. In 2006, the Company paid-off its old debt with proceeds from new debt entered into in January 2006. In 2005, the Company incurred significant draws upon its revolving bank loan to fund operating losses, capital expenditures, and inventory purchases, while the repayments of long-term debt in 2005 include both scheduled payments and the pay-off of the mortgage loan securing the Sylmar investment property with proceeds from the sale of the property.

As of May 28, 2006, the Company’s cash and cash equivalents were $1.5 million, compared to $1.0 million at November 27, 2005. The Company projects that unless sales improve significantly or the lender under the revolving credit facility increases the Company’s borrowing availability, the Company will need to raise additional equity capital or debt or consider a sale of assets or one of its operating segments (or a significant interest therein) to have sufficient cash for operations. If the Company is unable to generate sufficient additional cash, whether by raising additional equity capital or debt or by selling assets or one of its operating segments (or a significant interest therein), a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, loss of customers and cancellation of orders, and other potential adverse impacts, such as the Company or one of its subsidiaries possibly filing a petition under the U.S. Bankruptcy Code. While the investment banking firm retained by the Company continues to hold discussions with a number of prospective interested parties, no assurance can be given as to when or whether an agreement will be entered into which would result in cash funds being available to the Company on terms acceptable to the Company. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability. For additional discussion regarding these matters and the related risks facing the Company, see the paragraphs below under “Additional Risks Include” captioned: “We are projecting a substantial decline in manufacturing segment net shipments as well as a decline in retail segment net shipments, and no assurance can be given that we will be successful in our efforts to obtain the additional cash that may be needed to conduct our operations” and “Operating in bankruptcy would impose significant additional risks on our operations.”

Forward-Looking Statements:

When used in this quarterly report and in filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions, as well as the use of future dates, are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Important factors that could cause actual results to differ materially from the results

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

anticipated or projected include, but are not limited to, the following: the possibility that the costs of the Company’s restructuring efforts described in this report will be greater than anticipated and that the Company will not realize its anticipated cost savings; the possibility that the Company’s other cost reduction initiatives will prove unsuccessful; the possibility that the Company will be unable to obtain additional debt or equity financing on terms acceptable to it within the time frames needed; changes from anticipated levels of sales, whether due to future national or regional economic and competitive conditions, customer acceptance of existing and new products, or otherwise; pending or future litigation; pricing pressures due to excess capacity; raw material cost increases; transportation cost increases; the inability of a major customer to meet its obligations; loss of significant customers in connection with a merger, acquisition, redisposition, bankruptcy or otherwise; actions of current or new competitors; increased advertising costs associated with promotional efforts; change of tax rates; change of interest rates; future business decisions and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

Additional risks include:

•	We are projecting a substantial decline in manufacturing segment net shipments as well as lower than previously anticipated retail segment net shipments, and no assurance can be given that we will be successful in our efforts to obtain the additional cash that may be needed to conduct our operations.

The Company currently projects that manufacturing segment net shipments for the full year 2006 will be substantially less than for 2005 and believes that retail segment net shipments for the full year 2006 may be less than for 2005 on a same store basis. Consequently, the Company currently expects that, unless sales improve significantly or the lender under its revolving credit facility increases the Company’s borrowing availability, the Company will need to raise additional equity capital or debt or consider a sale of assets or one of its operating units (or a significant interest therein) to have sufficient cash for operations. If the Company is unable to generate sufficient additional cash, whether by raising additional equity capital or debt or by selling assets or one of its operating segments (or a significant interest therein), a number of material adverse effects could be experienced by the Company, including but not limited to, vendors refusing to ship materials to the Company, the need to make further headcount reductions and take additional cost cutting initiatives, loss of customers and cancellation of orders, and other potential adverse impacts, such as the Company or one of its subsidiaries possibly filing a petition under the U.S. Bankruptcy Code. Although the investment banking firm retained by the Company continues to hold discussions with a number of prospective interested parties, no assurance can be given as to when or whether an agreement will be entered into which would result in cash funds being available to the Company on terms acceptable to the Company. Nor can any assurance be given that the lender under the Company’s revolving credit facility would increase the Company’s borrowing availability. In addition, the raising of additional equity capital would be dilutive to the interests of existing shareholders.

•	Operating in bankruptcy would impose significant additional risks on our operations.

If the Company or one of its subsidiaries initiates a proceeding under the U.S. Bankruptcy Code, the Company would face a number of additional risks that could have a material adverse effect on

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

its operations. The Company’s competitive position could be harmed because of the taint and stigma associated with a bankruptcy filing, as customers may be reluctant to place orders out of fear that the Company or its subsidiary may go out of business. The Company’s suppliers and vendors might stop providing the goods and services needed to conduct the Company’s operations due to heightened concerns about the Company’s credit worthiness. It may also be more difficult for the Company to obtain financing (whether debt or equity) needed to fund operations and future growth.

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

•	We have had difficulties, and may continue to experience difficulties, with our Enterprise Resource Planning (“ERP”) software and related manufacturing process changes.

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

Our production management personnel, assisted by experts provided by the software vendor, have been intensely focused on identifying the specific problems and solutions to them. At this point in time, such problems have been resolved to the extent that we are able to utilize the system to schedule production and order materials. While we expect to continue to make revisions to the system to better utilize its capabilities, problems may continue to arise and there can be no assurance that these problems, if they occur, would not have an adverse effect on operations and/or profitability.

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

    We are currently seeking to raise additional debt or equity, which could be dilutive to the interests of existing stockholders.

•	Our retail operations may not become profitable.

Our retail operations are currently unprofitable, and there can be no assurance that profitability will be achieved. Although we have recently begun several cost savings initiatives at Storehouse and plan to hire a consultant to assist us in our efforts to reduce the expenses of our retail operations, no assurance can be given that these efforts will prove successful.

•	Our retail operations are continuing to open new stores, which entails certain risks at a higher .

Storehouse opened eight new stores in 2005 and anticipates opening six stores during 2006. There are numerous risks inherent in new store development which could result in unprofitable locations. Risk exposure areas include site selection, contractual commitment to rent expense, and successful execution of store selling and operations activities. There can be no assurance that these new stores will achieve adequate levels of shipments or profitability.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk and Foreign Currency Exchange Rate Risk

Because the Company’s obligations under its Tranche B and revolving loan obligations bear interest at variable rates, the Company is sensitive to changes in prevailing interest rates. Based upon the balances of these loans as of May 28, 2006, an increase of 100 basis points in market interest rates would increase quarterly interest expense by approximately $86,000.

The Company is exposed to market risk from changes in the value of foreign currencies because it imports a substantial portion of retail inventory, and some of its raw materials, from foreign sources. See “Forward-Looking Statements” above.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report (May 28, 2006), in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the second quarter of fiscal 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure; misstatements due to error or fraud may occur and not be detected.

THE ROWE COMPANIES AND WHOLLY-OWNED SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNAUDITED

At the end of fiscal 2007, Section 404 of the Sarbanes-Oxley Act may require the Company’s management to provide an assessment of the effectiveness of the Company’s internal control over financial reporting, and the Company’s independent registered public accounting firm will be required to audit management’s assessment. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information with respect to shares of common stock of the Company purchased by the Company during the three months ended May 28, 2006.

Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
2/27/06-4/2/06	2,403	$1.62	—	—
4/3/06-4/30/06	3,145	1.54	—	—
5/1/06-5/28/06	847	1.51	—	—

Total	6,395	$1.57	—	—

The shares shown above have been purchased by the Company in accordance with the terms of the Company’s ESOP/PAYSOP, which grants participants the right to sell their shares back to the company under certain conditions. Except for such purchases of its shares, the Company is prohibited by the terms of its bank lending agreements from purchasing its shares. As of May 28, 2006, there were 119,735 shares in the Company’s ESOP/PAYSOP.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders for The Rowe Companies was held on April 11, 2006, in McLean, Virginia. The shareholders approved the re-election of two individuals to the Board of Directors; Woodlief and Ptashek. Voting results are shown below:

	For	Withheld
Election of directors:

Gerald O. Woodlief	9,991,329.693	2,073,861.8681
Harvey I. Ptashek	9,991,854.693	2,073,336.8681

Additionally, the shareholders did not approve the amendments to the Company’s Articles of Incorporation to authorize 25,000,000 shares of preferred stock. Voting results are shown below:

For:	5,122,594.3427
Against:	3,401,317.2562
Abstain:	237,238.9622
Broker No-Vote:	3,304,041.0000

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are furnished as part of this report.

Exhibit	Description
3.1	Articles of Incorporation of the Company, as amended (filed as an exhibit to the Company’s Registration Statement on Form S-8 No. 333-108542 filed with the Securities and Exchange Commission on September 5, 2003 and incorporated herein by reference)

3.2	By-laws of the Company, as amended (filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 1-10226) filed with the Securities and Exchange Commission on March 3, 2006 and incorporated herein by reference)

10.1	Current Executive Officer Salary and Bonus Arrangements

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ROWE COMPANIES
Registrant

Date: July 12, 2006	/s/ Garry W. Angle
Garry W. Angle
Vice President-Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Current Executive Officer Salary and Bonus Arrangements

31.1	Certification of the Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002